Form 10-Q
period 2011-03-31
Passionate Pet, Inc.
filed 2011-05-23
CIK 1507103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 333-171041

Passionate Pet, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4135824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18871 Teller Ave. Irvine, CA	92012
(Address of principal executive offices)	(Zip Code)

(949) 851-0777
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 20, 2011 was 18,650,000.

PASSIONATE PET, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Passionate Pet, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2011	2010
Assets

Current assets:
Cash	$35,441	$22,105
Inventories	174,996	181,470
Prepaid expenses	35,769	40,577
Total current assets	246,206	244,152

Property and equipment, net	508,348	425,235

Other assets:
Security deposits	39,553	38,535

Total Assets	$794,107	$707,922

Liabilities and Stockholder's (Deficit)

Current liabilities:
Accounts payable	$340,270	$118,667
Accounts payable, related party	5,419	4,717
Accrued expenses	50,720	22,558
Accrued expenses, related party	25,146	15,679
Deferred rent obligation	416,645	331,681
Officer loan, related party	203,525	206,025
Current maturities of capital lease obligations payable	17,684	16,930
Current maturities of notes payable	720,048	193,836
Total current liabilities	1,779,457	910,093

Capital lease obligations payable	3,360	12,394
Notes payable	440,542	463,464

Total Liabilities	2,223,359	1,385,951

Stockholder's Equity (Deficit):

Preferred stock, $0.001 and no par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 and no par value, 90,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid in capital	209,790	209,790
Accumulated (deficit)	(1,657,042)	(905,819)
Total Stockholder's Equity (Deficit)	(1,429,252)	(678,029)

Total Liabilities and Stockholder's Equity (Deficit)	$794,107	$707,922

See accompanying notes to financial statements.

Passionate Pet, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
Revenue:
Sales of services	$104,044	$28,265	$201,199	$81,992
Discounts on sales of services	(3,134)	(3,082)	(6,136)	(5,587)
Merchandise sales	105,808	90,964	205,155	119,753
Discounts on merchandise sales	-	(2,479)	(66)	(8,996)
Wholesale sales	-	-	28,253	-
Total net revenues	206,718	113,668	428,405	187,162
Cost of merchandise sales and occupancy costs	345,410	272,444	589,024	445,270
Cost of services sales	63,149	3,102	109,273	58,287
Gross (loss)	(201,841)	(161,878)	(269,892)	(316,395)

Expenses:
Advertising	-	5,461	10,833	31,923
General and administrative	36,294	12,241	64,975	26,826
Professional fees	24,833	4,299	121,871	6,651
Salaries and wages	97,526	12,500	107,943	12,500
Total operating expenses	158,653	34,501	305,622	77,900

Net operating (loss)	(360,494)	(196,379)	(575,514)	(394,295)

Other income (expense):
Interest income	34	1	44	15
Interest expense	(107,197)	(11,359)	(175,753)	(20,866)
Total other income (expense)	(107,163)	(11,358)	(175,709)	(20,851)

Net (loss)	$(467,657)	$(207,737)	$(751,223)	$(415,146)

Weighted average number of shares outstanding - basic and fully diluted	18,000,000	210,000	18,000,000	210,000

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.99)	$(0.04)	$(1.98)

See accompanying notes to financial statements.

Passionate Pet, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(751,223)	$(415,146)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	32,121	26,517
Decrease (increase) in assets:
Inventories	6,474	(87,667)
Prepaid expenses	4,808	4,846
Security deposits	(1,018)	-
Increase (decrease) in liabilities:
Accounts payable	221,603	21,767
Accounts payable, related party	702	-
Accrued expenses	28,162	(3,535)
Accrued expenses, related party	9,467	6,790
Deferred rent obligation	84,964	168,697
Capital lease obligations payable	(8,280)	(7,711)
Net cash used in operating activities	(372,220)	(285,442)

Cash flows from investing activities
Purchase of fixed assets	(115,234)	(102,350)
Net cash used in investing activities	(115,234)	(102,350)

Cash flows from financing activities
Proceeds from notes payable	525,000	160,373
Proceeds from officer loan, related party	50,000	117,000
Repayments on notes payable	(21,710)	-
Repayments on officer loan, related party	(52,500)	(57,000)
Net cash provided by financing activities	500,790	220,373

Net increase (decrease) in cash	13,336	(167,419)
Cash - beginning	22,105	192,107
Cash - ending	$35,441	$24,688

Supplemental disclosures:
Interest paid	$15,982	$35,201
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Capital lease addition	$-	$44,962

See accompanying notes to financial statements.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of business
Passionate Pet, Inc. (the Company) was formed in the State of Nevada on September 30, 2010. On September 30, 2010, the Company acquired 100% of the outstanding shares of Passionate Pet, Inc. a California Corporation under common ownership that was organized on April 23, 2009 to provide retail sales of pet supplies and services. The Company’s retail facility occupies an approximately 23,598-sq. ft. facility located in Irvine, CA, forty miles south of Los Angeles. In addition, the Company is renovating a 25,000 square foot facility in Mission Viejo, California in anticipation of opening a second retail location expected to open in July or August of this year.

The Company also sells products in bulk from time to time.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

Name of Entity	Form of Entity	State of Incorporation	Relationship

Passionate Pet, Inc.	Corporation	Nevada	Parent
Passionate Pet, Inc.	Corporation	California	Subsidiary

The condensed consolidated financial statements herein contain the operations of the wholly owned CA subsidiary that was acquired on September 30, 2010 because each entity is owned beneficially by the same shareholder. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company has adopted a fiscal year end of September 30th.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2010 and notes thereto included in the Company's S-1/A report as filed with the Securities and Exchange Commission on March 9, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
Inventories are stated at the lower of cost (average cost) or market (net realizable value) and consist of the following:

	March 31, 2011	September 30, 2010

Goods available for sale	$174,996	$181,470

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No reserve for obsolete inventories has been recognized. The Company’s vendors replace damaged inventory as necessary.

Property and equipment
Equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	7 years
Machinery and equipment	7 years
Software and hardware	5 years
Leasehold improvements	10 years
Assets held under capital leases	7 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets due to transfer of ownership after the lease term has expired.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Segment reporting
FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. As of March 31, 2011, we only had one retail store that sells retail and bulk sales of pet supplies, and provide services such as, pet grooming and boarding in operation. Another retail location is being renovated in anticipation of a July or August, 2011 grand opening.

Fair value of financial instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Revenue recognition
Sales are recorded when products are delivered to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Estimates for sales returns and other allowances are generated from our review of monthly sales versus subsequent returns, and receipt of payments. Typically, subsequent returns consist of less than 1% of monthly sales. The Company defers any revenue from boarding or grooming services for which the service has not been performed until such time that the Company and the customer jointly determine that the service has been performed or no refund will be required.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cost of merchandise sales and occupancy costs
Cost of merchandise sales and occupancy costs includes the following types of expenses: purchase price of inventory sold, including inbound freight charges; shipping and handling costs; inventory shrinkage costs and valuation adjustments; payroll and benefits costs; store occupancy costs, including rent, common area maintenance, property taxes, utilities, insurance, and depreciation of leasehold improvements and capitalized lease assets. Also included in cost of merchandise sales and occupancy costs is certain consideration received from vendors for vendor rebates, allowances and discounts.

Cost of services sales
Cost of services sales includes the following types of expenses: payroll and benefit costs, as well as, professional fees for outsourced groomers and trainers, in addition to other direct costs of the services line of business.

Pre-opening costs
Costs incurred in connection with opening new stores are expensed as incurred and are recorded in general and administrative expenses. Such costs include initial store supplies, rent and utilities.

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $10,833 and $31,923 for the six months ended March 31, 2011 and 2010, respectively.

Deferred rent obligation
The Company has entered into operating lease agreements for its corporate office and retail location which contains provisions for future rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is reflected as a separate line item in the accompanying Balance Sheets.

Income taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the periods presented, there were no share-based payments to employees, or otherwise.

Uncertain tax positions
Effective upon inception at April 23, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of March 31, 2011 the company had no uncertain tax positions.

Recently issued accounting pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.”  This update changes the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  These changes become effective for the Company beginning January 1, 2011.  The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  These changes become effective for the Company beginning January 1, 2011.  The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($1,657,042), and as of March 31, 2011, the Company’s current liabilities exceeded its current assets by $1,533,251 and its total liabilities exceeded its total assets by $1,429,252. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Acquisition, related party

On September 30, 2010, the registrant company, Passionate Pet, Inc. a Nevada Corporation “the Company”, was formed to perform a share exchange with John Dunn related to his shares held in Passionate Pet, Inc., a California Corporation. The share exchange agreement provided for a one to one (1:1) exchange of shares in Passionate Pet, Inc. as formed in Nevada in exchange for 100% of the issued and outstanding shares of Passionate Pet, Inc. as formed on April 23, 2009 in California, resulting in the acquisition of 210,000 shares of common stock owned by John Dunn in the California entity. The Company acquired 100% of the outstanding shares of Passionate Pet, Inc. a California Corporation as a result of the share exchange.  The acquisition was accounted for according to ASC 805-50-45 which provides guidance on acquisitions of entities under common control due to both entities being commonly held by John Dunn. Consistent with the guidance, the results of operations are reported as though the acquisition occurred at the beginning of the period. The assets and liabilities of the California Corporation are presented at their carrying values with no changes resulting from the acquisition. The historical financial statements of the consolidated entities are included herein and are presented comparatively due to the entities being held under common control since both company’s respective inception periods.

Note 4 – Related Party

From time to time the Company’s founder and CEO, John Dunn has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $203,025 and $206,025 at March 31, 2011 and September 30, 2010, respectively. In addition, accrued interest of $25,146 and $15,679 was outstanding at March 31, 2011 and September 30, 2010, respectively.

Common stock
On September 30, 2010 the Company sold 17,790,000 shares of its $0.001 par value common stock to its founder and CEO, John Dunn in exchange for proceeds of $17,790.

On September 30, 2010 the Company issued 210,000 shares of its $0.001 par value, common stock in exchange for 100% of the outstanding shares, or 210,000 shares, of common stock in Passionate Pet, Inc. (CA) owned by both Company’s founder and CEO, John Dunn per the terms of a stock exchange agreement executed on September 30, 2010.

Class A common stock (CA – wholly owned subsidiary)
On April 28, 2009 the Company issued 210,000 shares of its no par value, class A common stock of Passionate Pet, Inc. (CA – wholly owned subsidiary) in exchange for a total of $210,000 to the Company’s founder and CEO, John Dunn.

Note 5 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at April 23, 2009. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

Financial assets and liabilities measured at fair value are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company doesn’t have any financial instruments that must be measured under the new fair value standard.

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	March 31,	September 30,
	2011	2010

Furniture and fixtures	$218,009	$192,322
Machinery and equipment	49,576	48,947
Software and hardware	80,493	35,856
Leasehold improvements	205,943	161,662
Assets held under capital leases	44,962	44,962
	598,983	483,749
Less accumulated depreciation and amortization	(90,635)	(58,514)
	$508,348	$425,235

Depreciation and amortization expense totaled $32,121 and $26,517 for the six months ended March 31, 2011 and 2010, respectively.

Note 7 – Officer Loan, Related Parties

Officer loan consists of the following at March 31, 2011, September 30, 2010, respectively:

	March 31,	September 30,
	2011	2010

Unsecured promissory notes to John Dunn, founder and CEO, carry an 8% interest rate, due on demand	$203,525	$206,025

The Company recorded interest expense in the amount of $9,467 and $5,552 related to the officer loan for the six months ended March 31, 2011 and 2010, respectively.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Notes Payable

Notes payable consists of the following at March 31, 2011 and September 30, 2010, respectively:

	March 31,	September 30,
	2011	2010

Small Business Administration (SBA) loan, carries a variable interest rate of 2.75% above prime, secured by all inventory, chattel paper, accounts, equipment, and general intangibles, as well as, a personal guarantee by the CEO, John Dunn, and an assignment of a life insurance policy in the amount of $512,300, maturing on August 26, 2019. Interest only due and payable monthly for the first twelve (12) months (until August 31, 2010), and interest and principal amortized equally over the remaining term of the loan thereafter.	$485,590	$507,300

Unsecured promissory note, originated on May 11, 2010, carries an 8% interest rate, matures on June 11, 2011.	150,000	150,000

Unsecured promissory note, originated on November 5, 2010, carries a 5% interest rate, matured on March 15, 2011. Currently in default.	25,000	-

Unsecured promissory note, originated on December 1, 2010, carries a 5% interest rate, matured on March 15, 2011. Currently in default.	100,000	-

Unsecured promissory note, originated on December 8, 2010, carries a 5% interest rate, matured on March 15, 2011.	100,000	-

Unsecured promissory note, originated on December 9, 2010, carries a 5% interest rate, matured on March 15, 2011. Currently in default.	25,000	-

Unsecured promissory note, originated on December 9, 2010, carries a 5% interest rate, matured on March 15, 2011. Currently in default.	25,000	-

Unsecured promissory note, originated on December 15, 2010, carries a 5% interest rate, matured on March 15, 2011. Currently in default.	50,000	-

Unsecured promissory note, originated on December 16, 2010, carries a 5% interest rate, matured on March 31, 2011. Currently in default.	50,000	-

Unsecured promissory note, originated on December 18, 2010, carries a 5% interest rate, matured on March 31, 2011. Currently in default.	50,000	-

Unsecured promissory note, originated on December 21, 2010, carries a 5% interest rate, matured on March 31, 2011. Currently in default.	50,000	-

Unsecured promissory note, originated on December 23, 2010, carries a 5% interest rate, matured on March 31, 2011. Currently in default.	25,000	-

Unsecured promissory note, originated on December 28, 2010, carries a 5% interest rate, matured on March 15, 2011. Currently in default.	25,000	-
Total long term debt	1,160,590	657,300
Less: current maturities	720,048	193,836
Long term debt	$440,542	$463,464

The Company recorded interest expense on notes payable in the amount of $31,286 and $15,314 for the six months ended March 31, 2011 and 2010, respectively.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of March 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2011 and September 30, 2010, the Company had approximately $1,944,000 and $1,022,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	March 31,	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$680,400	$357,700

Net deferred tax assets before valuation allowance	$680,400	$357,700
Less: Valuation allowance	(680,400)	(357,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2011. The Company had no uncertain tax positions as of March 31, 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	September 30,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 10 – Future Minimum Lease Payments

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $44,962 and $44,962 at March 31, 2011 and September 30, 2010, respectively. Accumulated amortization of the leased equipment at March 31, 2011 and September 30, 2010 was $9,099 and $5,888, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2011, are as follows:

March 31,	Amount
2012	$18,827
2013	3,399
Total minimum payments	22,226
Less amount representing interest	(1,182)
Present value of net minimum lease payments	21,044
Less: Current maturities of Capital lease obligations	(17,684)
Long-term capital lease obligations	$3,360

We also lease our office space and facility in Irvine, California under a 10-year operating lease expiring October 31, 2019. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $12,389 and culminating in a monthly payment of $35,397 in 2019. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

We also entered into a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commences on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. The Company has the option and right to extend the original term of the lease for two periods of sixty months, commencing on expiration of the original term. Rents have been abated until July 1, 2011 while the location is being renovated to accommodate the planned operations. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
September 30,	Amount
2011	$124,070
2012	755,845
2013	755,622
2014	770,961
2015	793,344
Thereafter	3,279,673
$6,479,515

Rent expense was $308,257 and $218,937 for the three months ended March 31, 2011 and 2010, respectively.

The Company was in default on its lease payments for its Irvine location, and entered into an amendment on January 26, 2011 to defer collection of base rents for the six month period from January 1, 2011 through June 30, 2011 until the last six months of the lease from February 1, 2019 through and including July 1, 2019 in exchange for payment of $175,390 of unpaid rents, which were subsequently paid in April of 2011. In addition, the lease was amended to provide the Company a one-time right to early termination upon written notice no later than July 1, 2011 subject to an early termination fee of $1,263,613. As of March 31, 2010, the Company owed $297,490 of past due rents, which were included in accounts payable.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11 – Subsequent Events

On April 5, 2011 the Company issued 100,000 shares of common stock, along with warrants to purchase 50,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $100,000.

On April 7, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On April 10, 2011 the Company issued 25,000 shares of common stock, along with warrants to purchase 12,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $25,000.

On April 11, 2011 the Company issued 75,000 shares of common stock, along with warrants to purchase 37,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $75,000.

On April 11, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On April 13, 2011 the Company issued 100,000 shares of common stock, along with warrants to purchase 50,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $100,000.

On April 14, 2011 the Company issued 200,000 shares of common stock, along with warrants to purchase 100,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $200,000.

On April 15, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On April 18, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On April 20, 2011 the Company issued 50,000 shares of common stock, along with warrants to purchase 25,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $50,000.

On May 2, 2011 the Company issued 25,000 shares of common stock, along with warrants to purchase 12,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $25,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms S-1, 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Passionate Pet, Inc.

Overview and Outlook

Passionate Pet, Inc. owns and operates a retail pet store which offers a combination of premium pet food and supplies. Our retail operations carry products that include pet grooming, pet day care, pet food, toys, novelty items, and books. The Company offers customers a full range of assorted pet related products at competitive prices. Since its inception, on April 23, 2009 Passionate Pet has incurred losses to March 31, 2011.

We expect to continue to incur losses for at least the next twelve months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities.

We are presently operating one retail store in Irvine, California which runs the Company’s operations and also provides retail premium pet food, supplies and service to the general public. Our retail store offers a combination of premium pet supplies, boarding, day camp, training, grooming, and spa services to our customers. The Company offers customers a full range of assorted pet related products at competitive prices. The Company is in the planning and build-out stages of opening an additional store in Mission Viejo, California with an anticipated grand opening in July or August of 2011.

Results of Operations for the Three Months Ended March 31, 2011 and 2010:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our income and expenses for the period indicated, in dollars.

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	Increase / (Decrease)
Revenue:
Sales of services, net of discounts of $3,134 and $3,082	$100,910	$25,183	$75,727
Merchandise sales, net of discounts of $-0- and $2,479	105,808	88,485	17,323
Total sales	206,718	113,668	93,050
Cost of merchandise sales and occupancy costs	345,410	272,444	72,966
Cost of services sales	63,149	3,102	60,047
Gross (loss)	(201,841)	(161,878)	(39,963)

Expenses:
Advertising	-	5,461	(5,461)
General and administrative	36,294	12,241	24,053
Professional fees	24,833	4,299	20,534
Salaries and wages	97,526	12,500	85,026
Total operating expenses	158,653	34,501	124,152

Net operating (loss)	(360,494)	(196,379)	164,115

Total other income (expense)	(107,163)	(11,358)	95,805

Net (loss)	$(467,657)	$(207,737)	$259,920

Revenues:

Total sales were $206,718 for the three months ended March 31, 2011 compared to $113,668 for the same period ended March 31, 2010, an increase of $93,050 or 82%, due to an increase in return customers as we increased our market share with improvements in our brand awareness during three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Cost of merchandise sales and occupancy costs:

Cost of merchandise sales and occupancy costs was $345,410 for the three months ended March 31, 2011 compared to $272,444 for the same period ended March 31, 2010, an increase of $72,966 or 27%, due to an increase in merchandise costs related to our increased sales as we improved our market share with improvements in our brand awareness. We have been focused on developing our retail facility and building our client base surrounding our grand opening in October of 2009. Our gross (loss) of $(201,841), or (98%). for the three months ended March 31, 2011 consisted of a gross profit of approximately 37% on sales of services and (226%) on merchandise sales, and our gross (loss) of $(161,878), or (142%) for the three months ended March 31, 2010 consisted of a gross profit of approximately 88% on sales of services and (208%) on merchandise sales.

Advertising:

Advertising expense was $-0- for the three months ended March 31, 2011 compared to $5,461 for the same period ended March 31, 2010, a decrease of $5,461 or 100%, due to the extensive advertising campaign we commenced in building brand awareness and establishing our client base surrounding our grand opening in October of 2009 that was diminished in the same three month period ended March 31, 2011.

General and administrative:

General and administrative expenses were $36,294 for the three months ended March 31, 2011 compared to $12,241 for the three months ended March 31, 2010, an increase of $24,053 or approximately 196%. The increase in general and administrative expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to increased payroll taxes, supplies and telephone costs that were greater in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Professional fees:

Professional fees were $24,833 for the three months ended March 31, 2011 compared to $4,299 for the three months ended March 31, 2010, an increase of $20,534 or 478%, due to an increased reliance on attorneys and accountants that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange that were not present in the same three month period ended March 31, 2010.

Salaries and wages:

Salaries and wages expense was $97,526 for the three months ended March 31, 2011 compared to $12,500 for the three months ended March 31, 2010, an increase of $85,026, or 680%, due to the hiring of support staff subsequent to the three month period ended March 31, 2010.

Net operating loss:

Net operating loss for the three months ended March 31, 2011 was $360,494 or $(0.02) per share compared to a net operating loss of $196,379 for the three months ended March 31, 2010, or $(0.94) per share, an increase of $164,115 or 84%. Net operating loss increased due to our increased operating activities during the entire three months ended March 31, 2011 that were not present in the three months ended March 31, 2010 as the store’s opening commenced.

Total other expenses:

Total other income (expense) was $(107,163) for the three months ended March 31, 2011 compared to $(11,358) for the three months ended March 31, 2010 an increase of $95,805 or 844%. The increase was primarily due to increased interest expense as we had to increase our borrowings in anticipation of opening a new retail facility in the summer of 2011, and financing costs associated with obtaining the additional financing that were incurred in the three months ended March 31, 2011 that weren’t incurred in the same three month period ended March 31, 2010.

Net loss:

The net loss for the three months ended March 31, 2011 was $467,657, compared to a net loss of $207,737 for the three months ended March 31, 2010, an increased net loss of $259,920, or 125%. Net loss increased primarily due to our legal and professional that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange, and additional interest and financing costs associated with obtaining additional financing that were incurred in the three months ended March 31, 2011 that were not present in the three months ended March 31, 2010.

Results of Operations for the Six Months Ended March 31, 2011 and 2010:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our income and expenses for the period indicated, in dollars.

	For the six months ended March 31, 2011	For the six months ended March 31, 2010	Increase / (Decrease)
Revenue:
Sales of services, net of discounts of $6,136 and $5,587	$195,063	$76,405	$118,658
Merchandise sales, net of discounts of $66 and $8,996	205,089	110,757	94,332
Wholesale sales	28,253	-	28,253
Total sales	428,405	187,162	241,243
Cost of merchandise sales and occupancy costs	589,024	445,270	143,754
Cost of services sales	109,273	58,287	50,986
Gross (loss)	(269,892)	(316,395)	(46,503)

Expenses:
Advertising	10,833	31,923	(21,090)
General and administrative	64,975	26,826	38,149
Professional fees	121,871	6,651	115,220
Salaries and wages	107,943	12,500	95,443
Total operating expenses	305,622	77,900	227,722

Net operating (loss)	(575,514)	(394,295)	181,219

Total other income (expense)	(175,709)	(20,851)	154,858

Net (loss)	$(751,223)	$(415,146)	$336,077

Revenues:

Total sales were $428,405 for the six months ended March 31, 2011 compared to $187,162 for the same period ended March 31, 2010, an increase of $241,243 or 129%, due to an increase in return customers and the store being open for the entire six months ended March 31, 2011, while the store was only open for approximately five months of the same period in 2009.

Cost of merchandise sales and occupancy costs:

Cost of merchandise sales and occupancy costs was $589,024 for the six months ended March 31, 2011 compared to $445,270 for the same period ended March 31, 2010, an increase of $143,754 or 32%, due to an increase in return customers and the store being open for the entire six months ended March 31, 2011, while the store was only open for approximately five months of the same period in 2009. We were focused on developing our retail facility and building our client base surrounding our grand opening in October of 2009. Our gross (loss) of $(269,892), or (63%). for the six months ended March 31, 2011 consisted of a gross profit of approximately 44% on sales of services and (152%) on merchandise sales, and our gross (loss) of $(316,395), or (169%) for the six months ended March 31, 2010 consisted of a gross profit of approximately 24% on sales of services and (302%) on merchandise sales.

Advertising:

Advertising expense was $10,833 for the six months ended March 31, 2011 compared to $31,923 for the same period ended March 31, 2010, a decrease of $21,090 or 66%, due to the extensive advertising campaign we commenced in building brand awareness and establishing our client base surrounding our grand opening in October of 2009 that was diminished in the same six month period ended March 31, 2011.

General and administrative:

General and administrative expenses were $64,975 for the six months ended March 31, 2011 compared to $26,826 for the six months ended March 31, 2010, an increase of $38,149 or approximately 142%. The increase in general and administrative expense for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 was primarily due to increased payroll taxes, supplies and telephone costs that were greater in the six months ended March 31, 2011 compared to the six months ended March 31, 2010 as the store was only open five of the six months in the six months ended March 31, 2010.

Professional fees:

Professional fees were $121,871 for the six months ended March 31, 2011 compared to $6,651 for the six months ended March 31, 2010, an increase of $115,220 or 1,732%, due to an increased reliance on attorneys and accountants that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange that were not present in the same six month period ended March 31, 2010.

Salaries and wages:

Salaries and wages expense was $107,943 for the six months ended March 31, 2011 compared to $12,500 for the six months ended March 31, 2010, an increase of $95,443, or 764%, due to the hiring of support staff subsequent to the six month period ended March 31, 2010.

Net operating loss:

Net operating loss for the six months ended March 31, 2011 was $575,514 or $(0.03) per share compared to a net operating loss of $394,295 for the six months ended March 31, 2010, or $(1.88) per share, an increase of $181,219 or 46%. Net operating loss increased due to our increased operating activities during the entire six months ended March 31, 2011 that were only present in approximately five of the six months ended March 31, 2010 as the store’s opening commenced.

Total other expenses:

Total other income (expense) was $(175,709) for the six months ended March 31, 2011 compared to $(20,851) for the six months ended March 31, 2010 an increase of $154,858 or 743%. The increase was primarily due to increased interest expense as we had to increase our borrowings in anticipation of opening a new retail facility in the summer of 2011, and financing costs associated with obtaining the additional financing that were incurred in the six months ended March 31, 2011 that weren’t incurred in the same six month period ended March 31, 2010.

Net loss:

The net loss for the six months ended March 31, 2011 was $751,223, compared to a net loss of $415,146 for the six months ended March 31, 2010, an increased net loss of $336,077, or 81%. Net loss increased primarily due to our legal and professional that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange, and additional interest and financing costs associated with obtaining additional financing that were incurred in the six months ended March 31, 2011 that were not present in the six months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010
Total Assets	$794,107	$702,922

Accumulated (Deficit)	$(1,657,042)	$(905,819)

Stockholders’ Equity (Deficit)	$(1,429,252)	$(678,029)

Working Capital (Deficit)	$(1,533,251)	$(665,941)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, debt financings. At March 31, 2011, we had a negative working capital position of $1,533,251. During the six months ended March 31, 2011 we received proceeds of $50,000 on short term loans from our CEO, John Dunn, along with repayments of $52,500 during the same period. We also received an unsecured loan of $150,000 on May 11, 2011 carrying interest at 8% maturing on June 11, 2011. In addition, we received a total of $525,000 of unsecured loans from a total of eleven private lenders bearing interest at 5% with various maturity dates between March 15, 2011 and March 31, 2011. These loans are in default, and we anticipate that we will be able to repay these debts in shares of common stock. We are utilizing these funds to pay our rent obligations and build out our new retail facility in Mission Viejo, California. We do not have funds sufficient to fund our operations at their current level for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO, John Dunn, carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, Mr. Dunn concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011

Passionate Pet, Inc.

By:	/s/ John Dunn
John Dunn
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)