Form 10-Q
period 2011-06-30
Passionate Pet, Inc.
filed 2011-08-19
CIK 1507103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2011

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

(949) 851-0777
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 18, 2011 was 19,565,104.

PASSIONATE PET, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Passionate Pet, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2011	2010
Assets

Current assets:
Cash	$77,330	$22,105
Accounts receivable	38,541	-
Inventories	160,826	181,470
Prepaid expenses	43,030	40,577
Total current assets	319,727	244,152

Property and equipment, net	871,420	425,235

Other assets:
Security deposits	81,113	38,535

Total Assets	$1,272,260	$707,922

Liabilities and Stockholder's (Deficit)

Current liabilities:
Accounts payable	$460,457	$118,667
Accounts payable, related party	-	4,717
Accrued expenses	57,403	22,558
Accrued expenses, related party	29,205	15,679
Deferred rent obligation	517,158	331,681
Officer loan, related party	253,525	206,025
Current maturities of capital lease obligations payable	16,766	16,930
Current maturities of notes payable	695,787	193,836
Total current liabilities	2,030,301	910,093

Capital lease obligations payable	-	12,394
Notes payable	428,821	463,464

Total Liabilities	2,459,122	1,385,951

Stockholders' Equity (Deficit):
Preferred stock, $0.001 and no par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 and no par value, 90,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Subscriptions payable, 657,500 and -0- shares at June 30, 2011 and September 30, 2010, respectively	657,500	-
Additional paid in capital	209,790	209,790
Accumulated (deficit)	(2,072,152)	(905,819)
Total Stockholders' Equity (Deficit)	(1,186,862)	(678,029)

Total Liabilities and Stockholders' Equity (Deficit)	$1,272,260	$707,922

See accompanying notes to financial statements.

Passionate Pet, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Revenue:
Sales of services	$121,059	$66,712	$322,258	$148,704
Discounts on sales of services	(2,661)	(938)	(8,797)	(6,525)
Merchandise sales	107,294	85,017	312,449	204,770
Discounts on merchandise sales	-	(5,253)	(66)	(14,249)
Wholesale sales	137,300	165,942	165,553	165,942
Total net revenues	362,992	311,480	791,397	498,642
Cost of merchandise sales and occupancy costs	506,315	317,404	1,095,339	762,674
Cost of services sales	20,792	28,149	130,065	86,436
Gross (loss)	(164,115)	(34,073)	(434,007)	(350,468)

Expenses:
Advertising	20,071	23,611	30,904	55,534
General and administrative	31,101	20,408	96,076	47,234
Professional fees	43,035	3,450	164,906	10,101
Salaries and wages	115,169	12,500	223,112	25,000
Total operating expenses	209,376	59,969	514,998	137,869

Net operating (loss)	(373,491)	(94,042)	(949,005)	(488,337)

Other income (expense):
Interest income	-	-	44	15
Interest expense	(41,619)	(14,544)	(217,372)	(35,410)
Total other income (expense)	(41,619)	(14,544)	(217,328)	(35,395)

Net (loss)	$(415,110)	$(108,586)	$(1,166,333)	$(523,732)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	210,000	18,000,000	210,000

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.52)	$(0.06)	$(2.49)

See accompanying notes to financial statements.

Passionate Pet, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	ended June 30,
	2011	2010
Cash flows from operating activities
Net (loss)	$(1,166,333)	$(523,732)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	48,201	42,471
Common stock issued for services	20,000	-
Decrease (increase) in assets:
Accounts receivable	(38,541)	(9,078)
Inventories	20,644	(107,755)
Prepaid expenses	(2,453)	14,171
Security deposits	(42,578)	-
Increase (decrease) in liabilities:
Accounts payable	341,790	42,113
Accounts payable, related party	(4,717)	-
Accrued expenses	34,845	(3,026)
Accrued expenses, related party	13,526	11,203
Deferred rent obligation	185,477	146,876
Capital lease obligations payable	(12,558)	(11,631)
Net cash used in operating activities	(602,697)	(398,388)

Cash flows from investing activities
Purchase of fixed assets	(494,386)	(104,961)
Net cash used in investing activities	(494,386)	(104,961)

Cash flows from financing activities
Proceeds from notes payable	525,000	310,373
Proceeds from officer loan, related party	100,000	157,000
Repayments on notes payable	(57,692)	-
Repayments on officer loan, related party	(52,500)	(57,000)
Proceeds from common stock subscriptions	637,500	-
Net cash provided by financing activities	1,152,308	410,373

Net increase (decrease) in cash	55,225	(92,976)
Cash - beginning	22,105	192,107
Cash - ending	$77,330	$99,131

Supplemental disclosures:
Interest paid	$179,875	$23,801
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Capital lease addition	$-	$44,962

See accompanying notes to financial statements.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of business
Passionate Pet, Inc. (the Company) was formed in the State of Nevada on September 30, 2010. On September 30, 2010, the Company acquired 100% of the outstanding shares of Passionate Pet, Inc. a California Corporation under common ownership that was organized on April 23, 2009 to provide retail sales of pet supplies and services. The Company’s retail facility occupies an approximately 23,598-sq. ft. facility located in Irvine, CA, forty miles south of Los Angeles. In addition, the Company is renovating a 25,000 square foot facility in Mission Viejo, California in anticipation of opening a second retail location expected to open in September or October of this year.

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

The condensed consolidated financial statements herein contain the operations of the wholly owned CA subsidiary that was acquired on September 30, 2010 as each entity is owned beneficially by the same shareholder. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Inventories
Inventories are stated at the lower of cost (average cost) or market (net realizable value) and consist of the following:

	June 30, 2011	September 30, 2010

Goods available for sale	$160,826	$181,470

No reserve for obsolete inventories has been recognized. The Company’s vendors replace damaged inventory as necessary.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Segment reporting
FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. As of June 30, 2011, we only had one retail store that sells retail and bulk sales of pet supplies, and provide services such as, pet grooming and boarding services. Another retail location is being renovated in anticipation of a September or October, 2011 grand opening.

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

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $30,904 and $55,534 for the nine months ended June 30, 2011 and 2010, respectively.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $20,000 and $-0- for the nine months ended June 30, 2011 and 2010, respectively.

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

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of June 30, 2011 the Company had no uncertain tax positions.

Recently issued accounting pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements. In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($2,072,152), and as of June 30, 2011, the Company’s current liabilities exceeded its current assets by $1,710,574 and its total liabilities exceeded its total assets by $1,186,862. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4 – Related Party

From time to time the Company’s founder and CEO, John Dunn has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $253,025 and $206,025 at June 30, 2011 and September 30, 2010, respectively. In addition, accrued interest of $29,205 and $15,679 was outstanding at June 30, 2011 and September 30, 2010, respectively.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company doesn’t have any financial instruments that must be measured under the new fair value standard.

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	June 30,	September 30,
	2011	2010

Furniture and fixtures	$321,836	$192,322
Machinery and equipment	56,776	48,947
Software and hardware	125,131	35,856
Leasehold improvements	429,430	161,662
Assets held under capital leases	44,962	44,962
	978,135	483,749
Less accumulated depreciation and amortization	(106,715)	(58,514)
	$871,420	$425,235

Depreciation and amortization expense totaled $48,201 and $42,471 for the nine months ended June 30, 2011 and 2010, respectively.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Officer Loan, Related Parties

Officer loan consists of the following at June 30, 2011, September 30, 2010, respectively:

	June 30,	September 30,
	2011	2010

Unsecured promissory notes to John Dunn, founder and CEO, carry an 8% interest rate, due on demand	$253,525	$206,025

The Company recorded interest expense in the amount of $13,526 and $9,965 related to the officer loan for the nine months ended June 30, 2011 and 2010, respectively.

Note 8 – Notes Payable

Notes payable consists of the following at June 30, 2011 and September 30, 2010, respectively:

	June 30, 2011	September 30, 2010

Small Business Administration (SBA) loan, carries a variable interest rate of 2.75% above prime, secured by all inventory, chattel paper, accounts, equipment, and general intangibles, as well as, a personal guarantee by the CEO, John Dunn, and an assignment of a life insurance policy in the amount of $512,300, maturing on August 26, 2019. Interest only due and payable monthly for the first twelve (12) months (until August 31, 2010), and interest and principal amortized equally over the remaining term of the loan thereafter.	$474,608	$507,300

Unsecured promissory note, originated on May 11, 2010, carries an 8% interest rate, matures on September 15, 2011.	150,000	150,000

Unsecured promissory note, originated on December 1, 2010, carries a 5% interest rate, matured on March 15, 2011. Subsequently settled in full in exchange for 103,267 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	100,000	-

Unsecured promissory note, originated on December 8, 2010, carries a 5% interest rate, matured on March 15, 2011. Subsequently settled in full in exchange for 103,157 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	100,000	-

Unsecured promissory note, originated on December 9, 2010, carries a 5% interest rate, matured on March 15, 2011. Subsequently settled in full in exchange for 25,787 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	25,000	-

Unsecured promissory note, originated on December 9, 2010, carries a 5% interest rate, matured on March 15, 2011. Subsequently settled in full in exchange for 25,787 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	25,000	-

Unsecured promissory note, originated on December 15, 2010, carries a 5% interest rate, matured on March 15, 2011. Subsequently settled in full in exchange for 51,531 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	50,000	-

Unsecured promissory note, originated on December 16, 2010, carries a 5% interest rate, matured on March 31, 2011. Subsequently settled in full in exchange for 51,524 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	50,000	-

Unsecured promissory note, originated on December 18, 2010, carries a 5% interest rate, matured on March 31, 2011. Subsequently settled in full in exchange for 51,510 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	50,000	-

Unsecured promissory note, originated on December 21, 2010, carries a 5% interest rate, matured on March 31, 2011. Subsequently settled in full in exchange for 51,489 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	50,000	-

Unsecured promissory note, originated on December 23, 2010, carries a 5% interest rate, matured on March 31, 2011. Subsequently settled in full in exchange for 25,739 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	25,000	-

Unsecured promissory note, originated on December 28, 2010, carries a 5% interest rate, matured on March 15, 2011. Subsequently settled in full in exchange for 25,722 shares on July 27, 2011 based on a $0.61 per share exchange ratio.	25,000	-
Total long term debt	1,124,608	657,300
Less: current maturities	695,787	193,836
Long term debt	$428,821	$463,464

The Company recorded interest expense on notes payable in the amount of $49,188 and $25,430 for the nine months ended June 30, 2011 and 2010, respectively.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Changes in Stockholder’s Equity (Deficit)

On September 30, 2010, the founder of the Company established 90,000,000 authorized shares of common stock. Additionally, the Company founder established 10,000,000 authorized shares of preferred stock.

Subscriptions Payable
On June 8, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On May 6, 2011 the Company granted 20,000 shares of restricted common stock to a public relations firm to market the Company to investors. The total fair value of the common stock was $20,000 based on the fair value of the services to be performed. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On May 2, 2011 the Company issued 25,000 shares of common stock, along with warrants to purchase 12,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $25,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 20, 2011 the Company issued 50,000 shares of common stock, along with warrants to purchase 25,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $50,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 18, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 15, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 14, 2011 the Company issued 200,000 shares of common stock, along with warrants to purchase 100,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $200,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 13, 2011 the Company issued 100,000 shares of common stock, along with warrants to purchase 50,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $100,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 11, 2011 the Company issued 75,000 shares of common stock, along with warrants to purchase 37,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $75,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 11, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 10, 2011 the Company issued 25,000 shares of common stock, along with warrants to purchase 12,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $25,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 7, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On April 5, 2011 the Company issued 100,000 shares of common stock, along with warrants to purchase 50,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $100,000. The shares were subsequently issued on August 16, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of June 30, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2011 and September 30, 2010, the Company had approximately $2,468,000 and $1,022,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	June 30,	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$863,800	$357,700

Net deferred tax assets before valuation allowance	$863,800	$357,700
Less: Valuation allowance	(863,800)	(357,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2011. The Company had no uncertain tax positions as of June 30, 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	September 30,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11 – Future Minimum Lease Payments

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $44,962 and $44,962 at June 30, 2011 and September 30, 2010, respectively. Accumulated amortization of the leased equipment at June 30, 2011 and September 30, 2010 was $10,705 and $5,888, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2011, are as follows:

June 30, 2011

$17,520
Total minimum payments	17,520
Less amount representing interest	(754)
Present value of net minimum lease payments	16,766
Less: Current maturities of Capital lease obligations	(16,766)
Long-term capital lease obligations	$-

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

We also entered into a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commences on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. The Company has the option and right to extend the original term of the lease for two periods of sixty months, commencing on expiration of the original term. Rents have been abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
September 30,	Amount
2011	$200,948
2012	755,845
2013	755,622
2014	769,781
2015	770,961
Thereafter	4,073,016
$7,326,173

Rent expense was $344,876 and $253,045 for the nine months ended June 30, 2011 and 2010, respectively.

The Company was in default on its lease payments for its Irvine location, and entered into an amendment on January 26, 2011 to defer collection of base rents for the six month period from January 1, 2011 through June 30, 2011 until the last six months of the lease from February 1, 2019 through and including July 1, 2019 in exchange for payment of $175,390 of unpaid rents, which were subsequently paid in April of 2011. In addition, the lease was amended to provide the Company a one-time right to early termination upon written notice no later than July 1, 2011 subject to an early termination fee of $1,263,613. This election was not chosen. As of June 30, 2011, the Company owed $154,731 of past due rents, which were included in accounts payable.

Passionate Pet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12 – Subsequent Events

Common Stock Sales
On August 16, 2011 the Company issued 20,000 shares of common stock in satisfaction of common stock granted on May 6, 2011 to a public relations firm to market the Company to investors. The common stock grant was recorded as subscriptions payable as of June 30, 2011.

On August 16, 2011 the Company issued a total of 637,500 shares of common stock in satisfaction of common stock purchased by a total of twelve investors on various dates between April 5, 2011 and June 8, 2011. The common stock sales were recorded as subscriptions payable in the total amount of $637,500 as of June 30, 2011.

On July 29, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On July 29, 2011 the Company issued 10,000 shares of common stock, along with warrants to purchase 5,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $10,000.

On July 29, 2011 the Company issued 5,000 shares of common stock, along with warrants to purchase 2,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $5,000.

On July 29, 2011 the Company issued 5,000 shares of common stock, along with warrants to purchase 2,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $5,000.

On July 29, 2011 the Company issued 5,000 shares of common stock, along with warrants to purchase 2,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $5,000.

On July 29, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On July 20, 2011 the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

Common Stock Exchanged for Debt
On July 27, 2011 the Company issued a total of 845,104 shares of common stock amongst ten debt holders in settlement of a total of $500,000 of outstanding principal debt and $15,513 of accrued interest.

Debt Financing
On August 18, 2011 the Company receied proceeds of $29,897 in exchange for an unsecured promissory note, carrying an 8% interest rate, maturing on October 15, 2011.

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

Overview and Outlook

Passionate Pet, Inc. owns and operates a retail pet store which offers a combination of premium pet food and supplies. Our retail operations carry products that include pet grooming, pet day care, pet food, toys, novelty items, and books. The Company offers customers a full range of assorted pet related products at competitive prices. Since its inception, on April 23, 2009 Passionate Pet has incurred losses to June 30, 2011.

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

We are presently operating one retail store in Irvine, California which runs the Company’s operations and also provides retail premium pet food, supplies and service to the general public. Our retail store offers a combination of premium pet supplies, boarding, day camp, training, grooming, and spa services to our customers. The Company offers customers a full range of assorted pet related products at competitive prices. The Company is in the planning and build-out stages of opening an additional store in Mission Viejo, California with an anticipated grand opening in September or October of 2011.

Results of Operations for the Three Months Ended June 30, 2011 and 2010:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our income and expenses for the period indicated, in dollars.

	For the three months ended	For the three months ended	Increase /
	June 30, 2011	June 30, 2010	(Decrease)
Revenue:
Sales of services, net of discounts of $2,661 and $938	$118,398	$65,774	$52,624
Merchandise sales, net of discounts of $-0- and $5,253	107,294	79,764	27,530
Wholesale sales	137,300	165,942	(28,642)
Total sales	362,992	311,480	51,512
Cost of merchandise sales and occupancy costs	506,315	317,404	188,911
Cost of services sales	20,792	28,149	(7,357)
Gross (loss)	(164,115)	(34,073)	130,042

Expenses:
Advertising	20,071	23,611	(3,540)
General and administrative	31,101	20,408	10,693
Professional fees	43,035	3,450	39,585
Salaries and wages	115,169	12,500	102,669
Total operating expenses	209,376	59,969	149,407

Net operating (loss)	(373,491)	(94,042)	279,449

Total other income (expense)	(41,619)	(14,544)	27,075

Net (loss)	$(415,110)	$(108,586)	$306,524

Revenues:

Total sales were $362,992 for the three months ended June 30, 2011 compared to $311,480 for the same period ended June 30, 2010, an increase of $51,512 or 17%, due to an increase in return customers as we increased our market share with improvements in our brand awareness during three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Cost of merchandise sales and occupancy costs:

Cost of merchandise sales and occupancy costs was $506,315 for the three months ended June 30, 2011 compared to $317,404 for the same period ended June 30, 2010, an increase of $188,911 or 60%, due to an increase in merchandise costs related to our increased sales as we improved our market share with improvements in our brand awareness. Our gross (loss) of $(164,115), or (45%). for the three months ended June 30, 2011 consisted of a gross profit of approximately 18% on sales of services and (207%) on merchandise sales, and our gross (loss) of $(34,073), or (11%) for the three months ended June 30, 2010 consisted of a gross profit of approximately 43% on sales of services and (129%) on merchandise sales.

Advertising:

Advertising expense was $20,071 for the three months ended June 30, 2011 compared to $23,611 for the same period ended June 30, 2010, a decrease of $3,540 or 15%, due to the extensive advertising campaign we commenced in building brand awareness and establishing our client base surrounding, and subsequent to, our grand opening in October of 2009 that was diminished in the same three month period ended June 30, 2011 as we shifted our resources toward opening a new store in Mission Viejo, CA. We anticipate increased advertising commensurate with the opening of that location.

General and administrative:

General and administrative expenses were $31,101 for the three months ended June 30, 2011 compared to $20,408 for the three months ended June 30, 2010, an increase of $10,693 or approximately 52%. The increase in general and administrative expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to increased payroll taxes, supplies and telephone costs that were greater in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as we expanded our support to a second location.

Professional fees:

Professional fees were $43,035 for the three months ended June 30, 2011 compared to $3,450 for the three months ended June 30, 2010, an increase of $39,585 or 1,147%, due to an increased reliance on attorneys and accountants that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange that were not present in the same three month period ended June 30, 2010.

Salaries and wages:

Salaries and wages expense was $115,169 for the three months ended June 30, 2011 compared to $12,500 for the three months ended June 30, 2010, an increase of $102,669, or 821%, due to the hiring of support staff and commencement of a salary to our CEO subsequent to the three month period ended June 30, 2010.

Net operating loss:

Net operating loss for the three months ended June 30, 2011 was $373,491 or $(0.02) per share compared to a net operating loss of $94,042 for the three months ended June 30, 2010, or $(0.45) per share, an increase of $279,449 or 297%. Net operating loss increased due to our increased operating activities during the entire three months ended June 30, 2011 that were not present in the three months ended June 30, 2010 as we expanded our operations and worked to bring the Company to a public exchange.

Total other expenses:

Total other income (expense) was $(41,619) for the three months ended June 30, 2011 compared to $(14,544) for the three months ended June 30, 2010 an increase of $27,075 or 186%. The increase was primarily due to increased interest expense as we had to increase our borrowings in anticipation of opening a new retail facility in the fall of 2011, and financing costs associated with obtaining additional financing that was obtained during the three months ended June 30, 2011 that wasn’t necessary in the same three month period ended June 30, 2010.

Net loss:

The net loss for the three months ended June 30, 2011 was $415,110, compared to a net loss of $108,586 for the three months ended June 30, 2010, an increased net loss of $306,524, or 282%. Net loss increased primarily due to our legal and professional that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange, and additional interest and financing costs associated with obtaining additional financing that were incurred in the three months ended June 30, 2011 that were not present in the three months ended June 30, 2010.

Results of Operations for the Nine Months Ended June 30, 2011 and 2010:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our income and expenses for the period indicated, in dollars.

	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010	Increase / (Decrease)
Revenue:
Sales of services, net of discounts of $8,797 and $6,525	$313,461	$142,179	$171,282
Merchandise sales, net of discounts of $66 and $14,249	312,383	190,521	121,862
Wholesale sales	165,553	165,942	(389)
Total sales	791,397	498,642	292,755
Cost of merchandise sales and occupancy costs	1,095,339	762,674	332,665
Cost of services sales	130,065	86,436	43,629
Gross (loss)	(434,007)	(350,468)	(83,539)

Expenses:
Advertising	30,904	55,534	(24,630)
General and administrative	96,076	47,234	48,842
Professional fees	164,906	10,101	154,805
Salaries and wages	223,112	25,000	198,112
Total operating expenses	514,998	137,869	377,129

Net operating (loss)	(949,005)	(488,337)	460,668

Total other income (expense)	(217,328)	(35,395)	181,933

Net (loss)	$(1,166,333)	$(523,732)	$642,601

Revenues:

Total sales were $791,397 for the nine months ended June 30, 2011 compared to $498,642 for the same period ended June 30, 2010, an increase of $292,755 or 59%, due to an increase in return customers and the store being open for the entire nine months ended June 30, 2011, while the store was only open for approximately eight months of the same period ending June 30, 2010.

Cost of merchandise sales and occupancy costs:

Cost of merchandise sales and occupancy costs was $1,095,339 for the nine months ended June 30, 2011 compared to $762,674 for the same period ended June 30, 2010, an increase of $332,665 or 44%, due to an increase in return customers and the store being open for the entire nine months ended June 30, 2011, while the store was only open for approximately eight months of the same period ended June 30, 2010. Our gross (loss) of $(434,007), or (55%). for the nine months ended June 30, 2011 consisted of a gross profit of approximately 42% on sales of services and (229%) on merchandise sales, and our gross (loss) of $(350,468), or (70%) for the nine months ended June 30, 2010 consisted of a gross profit of approximately 61% on sales of services and (214%) on merchandise sales.

Advertising:

Advertising expense was $30,904 for the nine months ended June 30, 2011 compared to $55,534 for the same period ended June 30, 2010, a decrease of $44,630 or 44%, due to the extensive advertising campaign we commenced in building brand awareness and establishing our client base surrounding our grand opening in October of 2009 that was diminished in the same nine month period ended June 30, 2011 as we shifted our resources toward opening a new store in Mission Viejo, CA. We anticipate increased advertising commensurate with the opening of that location.

General and administrative:

General and administrative expenses were $96,076 for the nine months ended June 30, 2011 compared to $47,234 for the nine months ended June 30, 2010, an increase of $48,842 or approximately 103%. The increase in general and administrative expense for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 was primarily due to increased payroll taxes, supplies and telephone costs that were greater in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 as we expanded our support to cover a second location, increased our administrative expenses related to establishing procedures necessary to operating a public company, and the Irvine store was in operation during the full nine months, while it was only open eight of the nine months in the comparative nine month period ended June 30, 2010.

Professional fees:

Professional fees were $164,906 for the nine months ended June 30, 2011 compared to $10,101 for the nine months ended June 30, 2010, an increase of $154,805 or 1,533%, due to an increased reliance on attorneys and accountants that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange that were not present in the same nine month period ended June 30, 2010.

Salaries and wages:

Salaries and wages expense was $223,112 for the nine months ended June 30, 2011 compared to $25,000 for the nine months ended June 30, 2010, an increase of $198,112, or 792%, due to the hiring of support staff and commencement of a salary to our CEO subsequent to the nine month period ended June 30, 2010.

Net operating loss:

Net operating loss for the nine months ended June 30, 2011 was $949,005 or $(0.05) per share compared to a net operating loss of $488,337 for the nine months ended June 30, 2010, or $(2.33) per share, an increase of $460,668 or 94%. Net operating loss increased due to our increased operating activities during the entire nine months ended June 30, 2011 that were only present in approximately eight of the nine months ended June 30, 2010 as we expanded our operations and worked to bring the Company to a public exchange.

Total other expenses:

Total other income (expense) was $(217,372) for the nine months ended June 30, 2011 compared to $(35,395) for the nine months ended June 30, 2010 an increase of $181,933 or 514%. The increase was primarily due to increased interest expense as we had to increase our borrowings in anticipation of opening a new retail facility in the summer of 2011, and financing costs associated with obtaining additional financing that were incurred in the three months ended June 30, 2011 that were not present in the three months ended June 30, 2010.

Net loss:

The net loss for the nine months ended June 30, 2011 was $1,166,333, compared to a net loss of $523,732 for the nine months ended June 30, 2010, an increased net loss of $642,601, or 123%. Net loss increased primarily due to our legal and professional that were necessary in our efforts to prepare our filings with the Securities and Exchange Commission and bring the Company to a public stock exchange, and additional interest and financing costs associated with obtaining additional financing that were incurred in the nine months ended June 30, 2011 that were not present in the nine months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011	December 31, 2010
Total Assets	$1,272,260	$707,922

Accumulated (Deficit)	$(2,072,152)	$(905,819)

Stockholders’ Equity (Deficit)	$(1,186,862)	$(678,029)

Working Capital (Deficit)	$(1,710,574)	$(665,941)

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our premium pet food and supply stores. As of June 30, 2011, we had a working capital (deficit) of ($1,710,574).

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, debt financings. During the nine months ended June 30, 2011 we received proceeds of $100,000 on short term loans from our CEO, John Dunn, along with repayments of $52,500 during the same period. We also received an unsecured loan of $150,000 on May 11, 2010 carrying interest at 8% maturing on June 11, 2011. In addition, we received a total of $525,000 of unsecured loans from a total of eleven private lenders bearing interest at 5% with various maturity dates between March 15, 2011 and March 31, 2011. We are utilizing these funds to pay our rent obligations and build out our new retail facility in Mission Viejo, California. We do not have funds sufficient to fund our operations at their current level for the next twelve months.

On May 20, 2011 we repaid one of these loans in the amount of $25,000. The remaining loans were repaid on July 27, 2011 in exchange for shares of common stock at an exchange rate of $0.61 per share. A total of 845,104 shares of common stock were exchanged for $500,000 of principal and $15,513 of accrued interest.

During the three months ended June 30, 2011, we raised a total of $637,500 amongst twelve different investors in exchange for the sale of subscriptions payable for 637,500 shares of the Company’s common stock, along with warrants to purchase 318,750 shares at $1.20 per share, exercisable for 36 months. The shares were subsequently issued on August 1, 2011. As such, the proceeds are presented as subscriptions payable as of June 30, 2011.

On July 20, 2011, the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On July 29, 2011, we raised a total of $50,000 amongst six different investors in exchange for the sale of a total of 50,000 shares of common stock, along with warrants to purchase a total of 25,000 shares at $1.20 per share, exercisable for 36 months.

We anticipate that we may incur operating losses in the next twelve months. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the pet supply industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2011, our balance of cash on hand was $77,330. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing, along with revenues from operations.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We anticipate the purchase or significant property and equipment as we ready our second retail store in Mission Viejo, CA for our grand opening in the fall of 2011. We estimate that an additional $750,000 will be required to complete the leasehold improvements to the facility and open the door to the general public.

Significant changes in the number of employees.

As of June 30, 2011, we had seventeen employees, in addition to our chief executive officer, John Dunn. We intend to hire additional employees as demand necessitates as we expand our operations and open additional retail stores. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to expand our premium pet service and supply stores, we may need to hire additional officers. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial conditions and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in notes to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment). This statement requires us to record any expense associated with the fair value of stock-based compensation. We used the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011 the Company completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

On various dates between April 5, 2011 and June 8, 2011, the Company sold a total of 637,500 shares of its common stock at a price of $1.00 per share and 318,750 warrants pursuant to a unit offering to a total of twelve investors in exchange for total proceeds of $637,500. The warrants are exercisable over three years at an exercise price of $1.20 per share.

On July 20, 2011, the Company issued 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On July 29, 2011, we raised a total of $50,000 amongst six different investors in exchange for the sale of a total of 50,000 shares of common stock, along with warrants to purchase a total of 25,000 shares at $1.20 per share, exercisable for 36 months.

On August 16, 2011 the Company issued 20,000 shares of common stock in satisfaction of common stock granted on May 6, 2011 to a public relations firm to market the Company to investors. The common stock grant was recorded as subscriptions payable as of June 30, 2011.

The Company plans to use, and did use, the proceeds of the sale to begin opening a new retail facility in Mission Viejo, CA. The Company needs to raise additional funds to complete the project.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2011

Passionate Pet, Inc. /s/ John Dunn John Dunn Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)