Form 10-K
period 2011-09-30
Passionate Pet, Inc.
filed 2012-01-20
CIK 1507103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

Commission file number 333-171041

PASSIONATE PET, INC.

Nevada	27-4135824
(State of Incorporation)	(I.R.S. Employer Identification No.)

27702 Crown Valley Parkway, Suite D-4 #185, Ladera Ranch, California 92694
(Address of principal executive offices) (Zip Code)

(949) 851-0777
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                        ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $-0- as of March 31, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 19,565,104 shares outstanding of the registrant’s common stock as of January 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE.

The Company’s Registration Statement on Form S-1, filed December 8, 2010, as amended, Registration No. 333-171041, is hereby incorporated in Part IV, Item 15.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform readers generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,”  “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items making assumptions regarding actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	we are subject to certain collateral arrangements that could impair our assets in the event of default on certain collateralized debentures;
•	potential fluctuation in quarterly results;
•	our failure to earn revenues or to monetize claims that we have for payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital to continue as a going concern;
•	dissipation of existing assets and failure to acquire or grow a new business; and
•	litigation, disputes and legal claims involving outside parties.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

-i-

-ii-

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in the State of Nevada on September 30, 2010 under the name of Passionate Pet, Inc.

We operated a retail pet and supply store in Irvine, California which ran our operations and also sold retail premium pet food, supplies and service to the general public, until the lessor of the building evicted us on January 16, 2012, causing us to discontinue operations in that location. In February 2010, we started renovations to a second leased facility in anticipation of opening another retail store in Mission Viejo, California that we expect to open as soon as funds become available to complete construction. Our stores offer a combination of premium pet supplies, boarding, day camp, training, grooming, and spa services to our customers. We offer customers a full range of assorted pet related products at competitive prices.

We are organized into a holding company (Passionate Pet, Inc., a Nevada corporation) which handles all aspects of being a publicly traded company. Passionate Pet, Inc., a Nevada corporation, is the 100% owner of Passionate Pet, Inc., a California corporation (PPIC) that operated our retail store in Irvine, California. In this document and in all financial reports, Passionate Pet, Inc., a Nevada corporation, and Passionate Pet, Inc., a California corporation (PPIC), are combined as one organization. We acquired 100% of the stock of Passionate Pet, Inc. a California corporation (PPIC) from John Dunn on September 30, 2010 in exchange for 210,000 shares of common stock in Passionate Pet, Inc., a Nevada corporation. The consolidated financial statements herein contain the operations of the wholly owned California subsidiary. All significant inter-company transactions have been eliminated in the preparation of these financial statements. Our common stock is currently traded on the Over-the-Counter Bulletin Board (“OTC QB”) under the trading symbol “PPET.”

Business

Our business focus is to provide premium pet foods, supplies and services to pet owners in Southern California in a comfortable, upscale setting. We offer many services, and expect to generate the majority of our sales in the premium pet food, supplies and services areas.

We provide a comprehensive variety of pet products and services, with a particular focus on dogs and cats. Additionally, we offer a full range of small animal, aquatic, reptile, and exotic supplies. The retail operation offers premium, natural and grocery standard treats, chews, and food. Specifically, we offer a full line of pet retail, pet photography, in-store grooming, dog training, adoption events, pet parenting education products and services.

Competition

We compete with large, well known retail pet suppliers. We differentiate ourselves from these competitors by offering premium pet food, supplies and services to our customers in a comfortable, upscale setting. Our competitors focus on large volumes of pet supply sales, while we emphasize the service side of the industry, along with our sales of supplies.

Marketing and Customers

The market for premium pet services and supplies depends on certain factors and demographics that our CEO has thoroughly vetted and researched in choosing our retail locations. The proximity of customers to our retail locations and the marketing of our products and services is critical to our success. We market our products and services using print, radio and television advertising.

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our properties are comprised of leasehold interests subject to the terms of lease agreements that provide us the right to improve and develop retail store locations. All lease arrangements that comprise our retail locations are established using industry-standard terms that have been established and used in the local retail industry for many years. The total amount of rental payments due over the lease terms are charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

We leased our office space and facility in Irvine, California under a 10-year operating lease expiring October 31, 2019. The lease provided for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $12,389 and culminating in a monthly payment of $35,397 in 2019. We are also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The lessor evicted us on January 16, 2012, at which time we discontinued operations from this location. We owed a total of $206,425 of unpaid rent and occupancy costs to this lessor as of September 30, 2011.

We also entered into a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. We have the option and right to extend the original term of the lease for two periods of sixty (60) months, commencing on expiration of the original term. Rents were abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. We are also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). We are currently in default with respect to our monthly lease payments and are in negotiations to restructure the terms. We intend to move our office location to this property once construction is complete and funds become available.

Employees

Our only employee currently is our Chief Executive Officer and Chairman, John Dunn. As of September 30, 2011, we had ten part time employees and five full time employees, including our Chief Executive Officer. Our Chief Executive Officer and Chairman, John Dunn, is responsible for all material policy-making decisions. As expansion activities occur and resources become available, we may hire additional management or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of legal and accounting services. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Until January 16, 2012, our executive offices were located at 18871 Teller Ave. Irvine, CA 92012. Our office space consisted of approximately 750 square feet of office space within approximately a 24,000 square feet retail and office location in Irvine, California. This location was our primary location until January 16, 2012 when we were evicted for failure to pay past due rents. The location consisted of 9,500 square feet of retail space, 4,500 square feet of pet boarding, 4,500 square feet of pet day care, 1,500 square feet of public event space, 500 square feet of pet grooming space, 750 square feet of office space, 500 square feet of pet photo space, 1,500 square feet of stock room space and 750 square feet of pet adoption space. We plan to move our operations into our Mission Viejo location once resources become available to complete construction.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into geographic areas given the fact that all of our operations occurred within our Irvine, California location and we have not yet commenced operations at the Mission Viejo, or any other location.

Available Information – Reports to Security Holders

Our website address is www.passionatepet.com. Except as otherwise provided herein, the contents of our website are not a part of this report. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

ITEM 1A. Risk Factors

Risks Related to our Business

We have a limited operating history upon which to base an evaluation of our business and prospects. We may not be successful in our efforts to grow our business and to earn increased revenues.

We have a limited history of operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospectus must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly startups providing services in the well-serviced pet food and supplies industry. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part your entire investment.

We have a history of losses. Future losses and negative cash flow may limit or delay our ability to become profitable. We may never achieve profitability.

We have yet to establish profitable operations or a history of profitable operations. We anticipate that we will continue to incur substantial losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because we expect to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

Our ability to become profitable depends on our ability to generate and sustain sales while maintaining reasonable expense levels. If we achieve profitability, it cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

We may be unable to obtain the additional capital that we need to implement our business plan, which could restrict our ability to continue as a going concern.

We will need to obtain additional financing. We do not have any arrangements for financing and we may not be able to find such financing if required. Future acquisitions and expansion, and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow. We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing, our business will fail.

Our operating results will be volatile and difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

Management expects both quarterly and annual operating results to fluctuate significantly in the future. Because our operating results will be volatile and difficult to predict, in some future quarter our operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline significantly. Our operating results are not followed by securities analysts at this time and our stock may never be followed by securities analysts in the future.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced services or products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for our internet product; the amount and timing of operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

We have received an opinion of going concern from our auditors. If we do not receive additional funding, we would have to curtail or cease operations.

Our independent auditors noted in their report accompanying our financial statements for the periods ended September 30, 2011 and 2010, that we have not earned a profit. For the years ended September 30, 2011 and 2010, we had net losses of $2,176,880 and $775,892, respectively, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At September 30, 2011, our cash on hand was $17,711. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

Our current business operations rely heavily upon our key employee and founder, Mr. John Dunn.

We have been heavily dependent upon the expertise and management of Mr. John Dunn, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Dunn’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. We currently do not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

Our future growth may require recruitment of qualified employees.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officer and employee. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions the expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and engage qualified employees and consultants, or retain valued employees and consultants; or
•	effectively incorporate the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our financial condition and results of operations may be materially adversely affected.

Risks Related To Our Industry

The pet food and supplies industry is price competitive and is characterized by high fixed costs. A reduction in prices for the industry could affect the demand for our products and services.

Pet food, supply and service companies are highly competitive and are characterized by a large number of competitors ranging from small to large companies with substantial resources. Many of our potential competitors have substantially larger customer bases, greater name recognition, greater reputation, and significantly greater financial and marketing resources than we do. In the future, aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in these markets.

Price competition exists in the premium pet food, supplies and services industry. There are many pet food and supplies companies that could discount their product prices which could result in lower revenues for the entire industry. A shortfall from expected revenue levels would have a significant impact on our potential to generate revenue and possibly cause our business to fail.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2012 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of violence or war may affect the operations of the United States securities markets, the markets in which we operate and our operations and profitability. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment in the notes.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governmental authorities, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations or otherwise materially adversely affect our financial condition and results of operations.

Risks Related to our Common Stock

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, expansions or other business initiatives by us or our competitors;
•	our ability to take advantage of new acquisitions, expansions or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC quoted stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the pet food and supplies industry;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

The trading price of our common stock may entail additional regulatory requirements, which may negatively affect such trading price.

The trading price of our common stock has been and may continue to be below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Our operating results will fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the expansion of our operations, capital expenditures that we expect to incur, the prices of products and services, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Shareholders will experience dilution upon the exercise of warrants and issuance of common stock.

As of September 30, 2011, we had outstanding warrants exercisable for 350,000 shares of common stock.  If the holders of outstanding warrants exercise those warrants shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

We may issue additional stock without shareholder consent.

Our board of directors, consisting solely of our CEO, Mr. John Dunn, has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and to cause us to take other corporate actions shareholders desire.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Until January 16, 2012, our executive offices were located at 18871 Teller Ave. Irvine, CA 92012. Our office space consisted of approximately 750 square feet of office space within approximately a 24,000 square feet retail and office location in Irvine, California. This location was our primary location until January 16, 2012 when we were evicted for failure to pay past due rents. The location consisted of 9,500 square feet of retail space, 4,500 square feet of pet boarding, 4,500 square feet of pet day care, 1,500 square feet of public event space, 500 square feet of pet grooming space, 750 square feet of office space, 500 square feet of pet photo space, 1,500 square feet of stock room space and 750 square feet of pet adoption space. We plan to move our operations into our Mission Viejo location once resources become available to complete construction.

ITEM 3. LEGAL PROCEEDINGS

On or about October 4, 2011, we and our Chief Executive Officer, John J. Dunn, were served with a Complaint that had been filed with the Superior Court of the State of California, County of Orange, Central Justice Center – General Civil, by Bruce Renner and Cathy Renner as Plaintiffs for: (1) Breach of Written Contract; (2) Fraud; (3) Money Had and Received; and (4) Common Counts seeking damages of approximately $166,167. The Answer to this Complaint was due and filed on November 3, 2011. We have recognized the entire $150,000 of principal, as well as $16,669 of accrued interest, related to the promissory note currently in default within these financial statements.

We leased our retail and office facility in Irvine, California. However, we are in default under the lease agreement. The lessor has taken legal action against us and filed for, and was awarded, a writ of possession by the court in Orange County, California. As a result, the lessor forced eviction from the premises on January 16, 2012. We recorded the potential liability for all unpaid rents and interest charges, and additional costs may be assessed.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTC QB under the symbol “PPET.” The range of high and low last sale closing price quotations for each fiscal quarter since we began trading on July 25, 2011 was as follows:

Fiscal Year Ended September 30, 2011	High	Low

Fourth Quarter ended September 30, 2011	$0.74	$0.54
First Quarter ended December 31, 2011	$0.02	$0.02

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTC QB on January 15, 2012 was $0.013 per share.

As of January 15, 2012, there were approximately 66 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of January 15, 2012, there were approximately 19,565,104 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

We currently have not established an equity compensation plan.

Warrants

For the fiscal year ended September 30, 2011, we issued warrants to purchase 350,000 shares of common stock.

Unregistered Issuance of Equity Securities

On July 27, 2011, we converted a total of $500,000 of principal and $15,513 of accrued interest on notes payable to a total of ten individual lenders in exchange for a total of 845,104 shares of common stock. The total fair value of the common stock was $1,014,125 based on the closing price of our common stock on the date of exchange, resulting in a loss on conversion of $498,612 reported as loss on issuance of common stock for conversion of debts in the statement of operations for the year ended September 30, 2011.

On May 6, 2011, we granted 20,000 shares of common stock to a public relations firm.  The total fair value of the common stock was $20,000 based on the fair value of the services to be performed. The shares were subsequently issued on August 16, 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Overview and Outlook

We operated a retail pet store which offered a combination of premium pet food and supplies. Our retail operations carried products that included pet grooming, pet day care, pet food, toys, novelty items, and books. We offered customers a full range of assorted pet related products at competitive prices. Since its inception, on April 23, 2009, we have incurred operating losses. On January 16, 2012, our lessor evicted us from our offices and retail store in Irvine, California. Our revenues could no longer support our extensive occupancy costs and we decided to discontinue operations in our one operating location. We plan to move our offices to the Mission Viejo, California store once resources become available to continue construction.

We expect to continue to incur losses for at least the next twelve months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities or debt financing.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our estimates, including those for the above-described items, are reasonable.

Accounting Policies

Our consolidated financial statements contain the operations of the wholly owned CA subsidiary. All significant inter-company transactions have been eliminated in the preparation of these financial statements as reported on a fiscal year ending on September 30, 2011. We have summarized our most significant accounting policies.

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

Inventories
Inventories are stated at the lower of cost (average cost) or market (net realizable value) and consist of the following:

	September 30,	September 30,
	2011	2010

Goods available for sale	$103,645	$181,470

Inventory items sold are relieved from inventory based on the perpetual average cost method.

No reserve for obsolete inventories has been recognized. The Company’s vendors replace damaged inventory as necessary.

Segment Reporting
FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of our stores are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. As of September 30, 2011, we only had one retail store that sells retail and bulk sales of pet supplies, and provide services such as, pet grooming and boarding services. Another retail location is being renovated and is expected to be opened when funds become available.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on our financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. We had no other items that required fair value measurement on a recurring basis.

Revenue Recognition
Sales are recorded when products are delivered to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Estimates for sales returns and other allowances are generated from our review of monthly sales versus subsequent returns, and receipt of payments. Typically, subsequent returns consist of less than 1% of monthly sales. We defer any revenue from boarding or grooming services for which the service has not been performed until such time that we and the customer jointly determine that the service has been performed or no refund will be required.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $21,035 and $70,119 for the years ended September 30, 2011 and 2010, respectively.

Deferred Rent Obligation
We entered into operating lease agreements for our corporate office and retail location which contains provisions for future rent increases. In accordance with generally accepted accounting principles, we record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is reflected as a separate line item in the accompanying Balance Sheets.

Income Taxes
We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation
We adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $20,000 and $-0- for the years ended September 30, 2011 and 2010, respectively.

Results of Operations for the Years Ended September 30, 2011 and 2010:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated, in dollars, and key components of our income and expenses for the period indicated, in dollars. Our subsequent discontinued operations on January 16, 2012 necessitated that we present our historical operations related to those operations as a single line item within the statement of operations. The following discussion of our results of operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operation.

	For the year ended September 30, 2011	For the year ended September 30, 2010	Increase / (Decrease)
Revenue:	$-	$-	$-

Expenses:
Rent and occupancy costs	288,775	-	288,775
Advertising	21,035	-	21,035
General and administrative	28,524	-	28,524
Professional fees	48,014	-	48,014
Total operating expenses	386,348	-	386,348

Net operating (loss)	(386,348)	-	(386,348)

Total other income (expense)	(498,612)	-	(498,612)

Loss from continuing operations	$(884,960)	$-	$(884,960)

Revenues:

We only operated one retail store through September 30, 2011, which was closed on January 16, 2012 pursuant to the eviction notice from our landlord. As such, there were no comparative revenues from continued operations to present during the years ended September 30, 2011 and 2010, and historical revenues from discontinued operations are no longer meaningful.

Expenses:

Due to the discontinued operations of our single retail location, there were no comparative expenses from continued operations to present during the year ended September 30, 2010. The expenses incurred from continued operations for the year ended September 30, 2011 relate entirely to expenses incurred in the development of a second retail location in Mission Viejo, California and the support of our corporate structure as a public company.

Rent and occupancy costs:

Rent and occupancy costs were $288,775 for the year ended September 30, 2011 as incurred from a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. Rents were abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. We are also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

Advertising:

Advertising expense was $21,035 for the year ended September 30, 2011, consisting of $20,000 of non-cash costs related to the fair market value of 20,000 shares of common stock and $1,035 paid in support of advertising our company as a whole and our trading presence on the OTC QB.

General and administrative:

General and administrative expenses were $28,524 for the year ended September 30, 2011, consisting of approximately $20,150 of stock services and filing fees, $5,950 of travel costs, $500 of meals and entertainment costs, $300 of bank charges, $800 of repair and maintenance costs, and $800 of business license and regulatory fees.

Professional fees:

Professional fees were $48,014 for the year ended September 30, 2011, comprised of legal and accounting fees that were not present in the same nine month period ended September 30, 2010.

Net operating loss:

Net operating loss for the year ended September 30, 2011 was $386,348 or $(0.02) per share.

Total other expenses:

Total other income (expense) was $(498,612) for the year ended September 30, 2011 consisting of the loss recognized on the conversion of outstanding debts in exchange for shares of common stock.

Net loss from continued operations:

The net loss from continued operations for the year ended September 30, 2011 was $884,960 or $(0.05) per share. Net loss from continued operations consisted primarily of rent and occupancy costs incurred from a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease and the loss recognized on the conversion of outstanding debts in exchange for shares of common stock.

Liquidity and capital resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2011 compared to September 30, 2010.

	September 30, 2011	September 30, 2010
Total Assets	$966,826	$707,922

Total Liabilities	$2,087,610	$1,385,951

Accumulated (Deficit)	$(3,082,699)	$(905,819)

Stockholders’ Equity (Deficit)	$(1,120,784)	$(678,029)

Working Capital (Deficit)	$(1,948,981)	$(665,941)

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our premium pet food and supply stores. As of September 30, 2011, we had a working capital (deficit) of ($1,948,981).

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, debt financings. During the year ended September 30, 2011 we received proceeds of $120,000 on short term loans from our CEO, John Dunn, along with repayments of $68,842 during the same period. We also received an unsecured loan of $150,000 on May 11, 2010 carrying interest at 8% originally maturing on May 11, 2011 and extended until September 15, 2011. The note is currently in default and the note holder has taken legal steps to collect on the debenture. In addition, we received a total of $554,897 of unsecured loans from a total of twelve private lenders bearing interest at 5% with various maturity dates between March 15, 2011 and March 31, 2011. We are utilizing these funds to pay our rent obligations and build out our new retail facility in Mission Viejo, California. We do not have funds sufficient to fund our operations at their current level for the next twelve months.

On May 20, 2011, we repaid one of these loans in the amount of $25,000, and another $500,000 of loans was repaid on July 27, 2011 in exchange for shares of common stock at an exchange rate of $0.61 per share. A total of 845,104 shares of common stock were exchanged for $500,000 of principal and $15,513 of accrued interest.

In addition, we raised a total of $700,000 during the year ended September 30, 2011from a total of nineteen different investors in exchange for the sale of 700,000 shares of our common stock, along with warrants to purchase 350,000 shares at $1.20 per share, exercisable for 36 months.

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

As of September 30, 2011, our balance of cash on hand was $17,711. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing, along with revenues from operations if we are able to open our new retail location in Mission Viejo, California.

Contractual obligations and commitments.

As of September 30, 2011, we owed $463,458 on a Small Business Administration (SBA) loan that carries a variable interest rate of 2.75% above prime, secured by all inventory, chattel paper, accounts, equipment, and general intangibles, as well as, a personal guarantee by our CEO, John Dunn, and an assignment of a life insurance policy in the amount of $512,300, maturing on August 26, 2019.

As of September 30, 2011, we owed $12,394 of current obligations on capitalized equipment leases.

We also leased our office space and facility in Irvine, California under a 10-year operating lease expiring October 31, 2019. The lease provided for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $12,389 and culminating in a monthly payment of $35,397 in 2019. We are also obligated for related occupancy costs including property taxes, insurance and maintenance. After going into default on our lease payments, we entered into an amendment on January 26, 2011 to defer collection of base rents for the six month period from January 1, 2011 through June 30, 2011 until the last six months of the lease from February 1, 2019 through and including July 1, 2019 in exchange for payment of $175,390 of unpaid rents, which were subsequently paid in April 2011. As of September 30, 2011, we owed $206,425 of past due rents, which were included in accounts payable. On January 16, 2012, we were evicted from this facility and discontinued the operations from this location for failure to pay our scheduled rents.

We also entered into a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. We have the option and right to extend the original term of the lease for two periods of sixty months, commencing on expiration of the original term. Rents have been abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. We are also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). We are currently in default with respect to our monthly lease payments and are in negotiations to restructure the terms.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We anticipate the purchase or significant property and equipment as we develop our retail store in Mission Viejo, California as resources become available. We estimate that an additional $750,000 will be required to complete the leasehold improvements to the facility and open the store to the general public.

In addition, we plan to sell or surrender certain collateralized assets as necessary related to the discontinuation of operations in Irvine, California. These disposals have not yet been identified, or realized.

Significant changes in the number of employees.

As of September 30, 2011, we had fourteen employees, in addition to our chief executive officer, John Dunn. However, we had to lay off our entire workforce on January 16, 2012 with the discontinued operations in Irvine, California. We intend to re-hire these employees and hire additional employees as demand necessitates as we expand our operations and open additional retail stores. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. FINANCIAL STATEMENTS OF PASSIONATE PET, INC.

PASSIONATE PET, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Passionate Pet, Inc.

We have audited the accompanying balance sheets of Passionate Pet, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Passionate Pet, Inc. as of September 30, 2011 and 2010, and the results of its operations and cash flows for the period described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered continuous losses from operations and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
January 16, 2012

Passionate Pet, Inc.
Consolidated Balance Sheets

	September 30,
	2011	2010
Assets

Current assets:
Cash	$17,711	$22,105
Inventories	103,645	181,470
Prepaid expenses	17,273	40,577
Total current assets	138,629	244,152

Property and equipment, net	747,084	425,235

Other assets:
Security deposits	81,113	38,535

Total Assets	$966,826	$707,922

Liabilities and Stockholder's (Deficit)

Current liabilities:
Accounts payable	$557,791	$118,667
Accounts payable, related party	-	4,717
Accrued expenses	41,398	22,558
Accrued expenses, related party	34,365	15,679
Deferred rent obligation	524,782	331,681
Officer loan, related party	273,525	206,025
Current maturities of capital lease obligations payable	12,394	16,930
Current maturities of long term debt	643,355	193,836
Total current liabilities	2,087,610	910,093

Capital lease obligations payable	-	12,394
Long term debt	-	463,464

Total Liabilities	2,087,610	1,385,951

Stockholders' Equity (Deficit):

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 19,565,104 and 18,000,000 shares issued and outstanding at September 30, 2011 and 2010, respectively	19,565	18,000
Additional paid in capital	1,942,350	209,790
Accumulated (deficit)	(3,082,699)	(905,819)
Total Stockholders' Equity (Deficit)	(1,120,784)	(678,029)

Total Liabilities and Stockholders' Equity (Deficit)	$966,826	$707,922

The accompanying notes are an integral part of these financial statements.

Passionate Pet, Inc.
Consolidated Statements of Operations

	For the year ended
	September 30,
	2011	2010
Revenue:
Sales	$-	$-

Expenses:
Rent and occupancy costs	288,775	-
Advertising	21,035	-
General and administrative	28,524	-
Professional fees	48,014	-
Total operating expenses	386,348	-

Net operating (loss)	(386,348)	-

Other income (expense):
Loss on issuance of common stock for conversion of debts	(498,612)	-
Total other income (expense)	(498,612)	-

Loss from continuing operations	(884,960)	-

Discontinued operations:
Loss from operations of discontinued Irvine component	(1,291,920)	(775,892)

Net (loss)	$(2,176,880)	$(775,892)

Basic and fully diluted net (loss) per share:
Basic and fully diluted net (loss) per share from continuing operations	$(0.05)	$-
Basic and fully diluted net (loss) per share from discontinued operations	(0.07)	(3.00)
Basic and fully diluted net (loss) per share	$(0.12)	$(3.00)

Weighted average number of common shares outstanding - basic and fully diluted	18,242,656	258,740

The accompanying notes are an integral part of these financial statements.

Passionate Pet, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	(Deficit)	(Deficit)

Balance, September 30, 2009	-	$-	210,000	$210,000	$-	$(129,927)	$80,073

Shares exchanged in acquisition, related party	-	-	-	(209,790)	209,790	-	-

Founder's shares issued for cash	-	-	17,790,000	17,790	-	-	17,790

Net (loss) for the year ended September 30, 2010						(775,892)	(775,892)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$209,790	$(905,819)	$(678,029)

Shares issued for cash	-	-	700,000	700	699,300	-	700,000

Shares issued for conversion of debts	-	-	845,104	845	1,013,280	-	1,014,125

Shares issued for services	-	-	20,000	20	19,980	-	20,000

Net (loss) for the year ended September 30, 2011						(2,176,880)	(2,176,880)

Balance, September 30, 2011	-	$-	19,565,104	$19,565	$1,942,350	$(3,082,699)	$(1,120,784)

The accompanying notes are an integral part of these financial statements.

Passionate Pet, Inc.
Consolidated Statements of Cash Flows

	For the year ended
	September 30,
	2011	2010
Cash flows from operating activities
Net (loss)	$(2,176,880)	$(775,892)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	175,646	58,514
Common stock issued for services	20,000	-
Loss on issuances of common stock for conversion of debts	498,612	-
Decrease (increase) in assets:
Inventories	77,825	(122,549)
Prepaid expenses	23,304	(21,451)
Security deposits	(42,578)	-
Increase (decrease) in liabilities:
Accounts payable	439,124	98,960
Accounts payable, related party	(4,717)	(4,714)
Accrued expenses	34,353	18,281
Accrued expenses, related party	18,686	14,441
Deferred rent obligation	193,101	275,449
Capital lease obligations payable	(16,930)	(15,638)
Net cash used in operating activities	(760,454)	(474,599)

Cash flows from investing activities
Purchase of fixed assets	(497,495)	(105,776)
Net cash used in investing activities	(497,495)	(105,776)

Cash flows from financing activities
Proceeds from notes payable	554,897	310,373
Proceeds from officer loan, related party	120,000	157,000
Repayments on notes payable	(68,842)	-
Repayments on officer loan, related party	(52,500)	(57,000)
Proceeds from sale of common stock	700,000	-
Net cash provided by financing activities	1,253,555	410,373

Net increase (decrease) in cash	(4,394)	(170,002)
Cash - beginning	22,105	192,107
Cash - ending	$17,711	$22,105

Supplemental disclosures:
Interest paid	$203,139	$32,220
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of debts	$515,513	$-
Capital lease addition	$-	$44,962

The accompanying notes are an integral part of these financial statements.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Passionate Pet, Inc. (“We”, “Us”, “the Company”) was formed in the State of Nevada on September 30, 2010. On September 30, 2010, the Company acquired 100% of the outstanding shares of Passionate Pet, Inc. a California Corporation under common ownership that was organized on April 23, 2009 to provide retail sales of pet supplies and services. The Company’s retail facility occupied an approximately 23,598-sq. ft. facility located in Irvine, CA, forty miles south of Los Angeles. On January 16, 2012, the Company was evicted from this facility and discontinued the operations. The Company is renovating a 25,000 square foot facility in Mission Viejo, California in anticipation of opening a second retail and office space location expected to open as resources become available to complete construction.

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

The consolidated financial statements herein contain the operations of the wholly owned CA subsidiary that was acquired on September 30, 2010 as each entity is owned beneficially by the same shareholder. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Inventories
Inventories are stated at the lower of cost (average cost) or market (net realizable value) and consist of the following:

	September 30,	September 30,
	2011	2010

Goods available for sale	$103,645	$181,470

Inventory items sold are relieved from inventory based on the perpetual average cost method.

No reserve for obsolete inventories has been recognized. The Company’s vendors replace damaged inventory as necessary.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Equipment is recorded at its acquisition cost, which includes the costs to bring the equipment to the condition and location for its intended use, and equipment is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	7 years
Machinery and equipment	7 years
Software and hardware	5 years
Leasehold improvements	Lease Term
Assets held under capital leases	7 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the useful lives of the assets due to transfer of ownership after the lease term has expired.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Property and equipment are evaluated for impairment whenever impairment indicators are prevalent. The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Segment Reporting
FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. As of September 30, 2011, we only had one retail store that sells retail and bulk sales of pet supplies, and provide services such as, pet grooming and boarding services. Another retail location is being renovated and is expected to be opened when funds become available.

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

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $21,035 and $70,119 for the years ended September 30, 2011 and 2010, respectively.

Deferred Rent Obligation
The Company has entered into operating lease agreements for its corporate office and retail locations which contain provisions for future rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease terms, divided by the number of months of the lease terms. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is reflected as a separate line item in the accompanying Balance Sheets.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $20,000 and $-0- for the years ended September 30, 2011 and 2010, respectively.

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

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of September 30, 2011 the Company had no uncertain tax positions.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on October 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on October 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on our financial statements.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning October 1, 2011. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning October 1, 2011. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,082,699 and a working capital deficit of $1,948,981 at September 30, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Discontinued Operations

On January 16, 2012, the Company was evicted from its retail and wholesale distribution business unit located in Irvine, California and decided to discontinue its operations in that location. The Company decided to dispose of this business unit primarily because it has incurred significant operating losses in each of the last two years as the operations could not generate enough revenues to satisfy the significant rent and occupancy costs in the last two years. The Company anticipates the disposal of the net assets of this business unit to be completed by March 31, 2012. The loss on disposal of this segment has not yet been determined. A tax benefit was not recorded on this loss due to limitations on current tax recognition. The results of operations from the Irvine business unit have been retrospectively presented as losses from discontinued operations as presented below for the years ended September 30, 2011 and 2010 respectively:

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended
	September 30,
	2011	2010
Revenue:
Sales of services	$455,524	$248,746
Discounts on sales of services	(12,630)	(11,869)
Merchandise sales	412,736	310,207
Discounts on merchandise sales	(66)	(19,080)
Wholesale sales	165,553	325,985
Total net revenues	1,021,117	853,989
Cost of merchandise sales and occupancy costs	1,317,706	1,188,197
Cost of services sales	154,521	199,911
Gross (loss)	(451,110)	(534,119)

Expenses:
Advertising	11,757	70,119
General and administrative	124,628	72,538
Professional fees	156,758	10,326
Salaries and wages	312,437	37,500
Total operating expenses	605,580	190,483

Net operating (loss)	(1,056,690)	(724,602)

Other income (expense):
Interest income	45	15
Interest expense	(235,275)	(51,305)
Total other income (expense)	(235,230)	(51,290)

Loss on discontinued operations	$(1,291,920)	$(775,892)

In accordance with Accounting Standard Classification (“ASC”) Subtopic 360-10, Impairment or Disposal of Ling-Lived Assets, depreciation on these abandoned assets was determined based on their adjusted useful lives as a change in accounting estimate. Leasehold improvements and equipment surrendered pursuant to the eviction carried a net book value of $22,036 as of September 30, 2011, and depreciation expense of $128,067 for the year ended September 30, 2011.

The carrying value of the assets and liabilities of the discontinued operations were comprised of the following at September 30, 2011 and 2010, respectively:

	2011	2010
Assets of discontinued business unit:
Cash	$16,363	$22,105
Inventories	103,645	181,470
Prepaid expenses	7,273	40,577
Property and equipment, net	294,856	425,235
Other assets	38,535	38,535
Total assets	$460,672	$707,922
Liabilities of discontinued business unit:
Accounts payable	$358,828	$123,384
Accrued expenses	75,763	38,237
Deferred rent obligation	355,576	331,681
Officer loan, related party	273,525	206,025
Capital lease obligations payable	12,394	29,324
Short and long term debts	643,355	657,300
Total liabilities	$1,719,441	$1,385,951

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Acquisition, Related Party

On September 30, 2010, the registrant company, Passionate Pet, Inc. a Nevada Corporation “the Company”, was formed to perform a share exchange with John Dunn related to his shares held in Passionate Pet, Inc., a California Corporation. The share exchange agreement provided for a one to one (1:1) exchange of shares in Passionate Pet, Inc. as formed in Nevada in exchange for 100% of the issued and outstanding shares of Passionate Pet, Inc. as formed on April 23, 2009 in California, resulting in the acquisition of 210,000 shares of common stock owned by John Dunn in the California entity. The Company acquired 100% of the outstanding shares of Passionate Pet, Inc. a California Corporation as a result of the share exchange.  The acquisition was accounted for according to ASC 805-50-45 which provides guidance on acquisitions of entities under common control due to both entities being commonly held by John Dunn. Consistent with the guidance, the results of operations are reported as though the acquisition occurred at the beginning of the period. The assets and liabilities of the California Corporation are presented at their carrying values with no changes resulting from the acquisition. The historical financial statements of the consolidated entities are included herein and are presented comparatively due to the entities being held under common control since both companies’ respective inception periods.

Note 5 – Related Party

From time to time, the Company’s founder and CEO, John Dunn has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $273,525 and $206,025 at September 30, 2011 and 2010, respectively. In addition, accrued interest of $34,365 and $15,679 existed at September 30, 2011 and 2010, respectively.

Common Stock
On September 30, 2010, the Company sold 17,790,000 shares of its $0.001 par value common stock to its founder and CEO, John Dunn in exchange for proceeds of $17,790.

On September 30, 2010, the Company issued 210,000 shares of its $0.001 par value, common stock in exchange for 100% of the outstanding shares, or 210,000 shares, of common stock in Passionate Pet, Inc. (CA) owned by both Companies’ founder and CEO, John Dunn, per the terms of a stock exchange agreement executed on September 30, 2010.

Class A Common Stock (CA – Wholly Owned Subsidiary)
On April 28, 2009, the Company issued 210,000 shares of its no par value, class A common stock of Passionate Pet, Inc. (CA – wholly owned subsidiary) in exchange for a total of $210,000 to the Company’s founder and CEO, John Dunn.

Note 6 – Fair Value of Financial Instruments

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

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company doesn’t have any financial instruments that must be measured under the new fair value standard.

Note 7 – Property and Equipment

Property and Equipment consists of the following:

	September 30,	September 30,
	2011	2010

Furniture and fixtures	$321,836	$192,322
Machinery and equipment	56,776	48,947
Software and hardware	125,130	35,856
Leasehold improvements	432,540	161,662
Assets held under capital leases	44,962	44,962
	981,244	483,749
Less accumulated depreciation and amortization	(234,160)	(58,514)
	$747,084	$425,235

Depreciation and amortization expense totaled $175,646 and $58,514 for the years ended September 30, 2011 and 2010, respectively.

Note 8 – Officer Loan, Related Parties

Officer loan consists of the following at September 30, 2011 and 2010, respectively:

	September 30,	September 30,
	2011	2010

Unsecured promissory note to John Dunn, founder and CEO, carries an 8% interest rate, due on demand	$273,525	$206,025

The Company recorded interest expense in the amount of $18,686 and $14,441 related to the officer loan for the years ended September 30, 2011 and 2010, respectively.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Notes Payable

Notes payable consists of the following at September 30, 2011 and 2010, respectively:

	September 30,	September 30,
	2011	2010

Small Business Administration (SBA) loan, carries a variable interest rate of 2.75% above prime, secured by all inventory, chattel paper, accounts, equipment, and general intangibles, as well as, a personal guarantee by the CEO, John Dunn, and an assignment of a life insurance policy in the amount of $512,300, maturing on August 26, 2019. Interest only due and payable monthly for the first twelve (12) months (until August 31, 2010), and interest and principal amortized equally over the remaining term of the loan thereafter. Currently in default due to our material adverse change in financial condition related to our discontinued operations on January 16, 2012.
	$463,458	$507,300

Unsecured promissory note, originated on May 11, 2010, carries an 8% interest rate, matured on May 11, 2011 and extended to September 15, 2011. Currently in default	150,000	150,000

Unsecured $100,000 promissory note, originated on December 1, 2010, and carried a 5% interest rate, matured on March 15, 2011. Converted to 169,290 shares of common stock July 27, 2011.	-	-

Unsecured $100,000 promissory note, originated on December 8, 2010, and carried a 5% interest rate, matured on March 15, 2011. Converted to 169,110 shares of common stock July 27, 2011.	-	-

Unsecured $25,000 promissory note, originated on December 9, 2010, and carried a 5% interest rate, matured on March 15, 2011. Converted to 42,274 shares of common stock July 27, 2011.	-	-

Unsecured $25,000 promissory note, originated on December 9, 2010, and carried a 5% interest rate, matured on March 15, 2011. Converted to 42,274 shares of common stock July 27, 2011.	-	-

Unsecured $50,000 promissory note, originated on December 15, 2010, and carried a 5% interest rate, matured on March 15, 2011. Converted to 84,477 shares of common stock July 27, 2011.	-	-

Unsecured $50,000 promissory note, originated on December 16, 2010, and carried a 5% interest rate, matured on March 31, 2011. Converted to 84,466 shares of common stock July 27, 2011.	-	-

Unsecured $50,000 promissory note, originated on December 18, 2010, and carried a 5% interest rate, matured on March 31, 2011. Converted to 84,443 shares of common stock July 27, 2011.	-	-

Unsecured $50,000 promissory note, originated on December 21, 2010, and carried a 5% interest rate, matured on March 31, 2011. Converted to 84,408 shares of common stock July 27, 2011.	-	-

Unsecured $25,000 promissory note, originated on December 23, 2010, and carried a 5% interest rate, matured on March 31, 2011. Converted to 42,195 shares of common stock July 27, 2011.	-	-

Unsecured $25,000 promissory note, originated on December 28, 2010, and carried a 5% interest rate, matured on March 15, 2011. Converted to 42,167 shares of common stock July 27, 2011.	-	-

Unsecured promissory note, originated on August 18, 2011, carries an 8% interest rate, matured on October 15, 2011. Currently in default.	29,897	-
Total long term debt	643,355	657,300
Less: current maturities	643,355	193,836
Long term debt	$-	$463,464

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2011 the Company converted a total of $500,000 of principal and $15,513 of accrued interest on notes payable to a total of ten individual lenders in exchange for a total of 845,104 shares of common stock. The total fair value of the common stock was $1,014,125 based on the closing price of the Company’s common stock on the date of exchange, resulting in a loss on conversion of $498,612 reported as a loss on issuance of common stock for conversion of debts in the statement of operations for the year ended September 30, 2011.

The Company recorded interest expense on notes payable in the amount of $55,350 and $36,864 for the years ended September 30, 2011 and 2010, respectively. Interest expense is included in the loss from operations of discontinued Irvine component on the statement of operations as the financing was used to renovate the leased property and maintain the operations in our Irvine retail facility.

Note 10 –Stockholder’s Equity (Deficit)

The Company has authorized 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Common Stock
On July 29, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On July 29, 2011, the Company sold 10,000 shares of common stock, along with warrants to purchase 5,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $10,000.

On July 29, 2011, the Company sold 5,000 shares of common stock, along with warrants to purchase 2,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $5,000.

On July 29, 2011, the Company sold 5,000 shares of common stock, along with warrants to purchase 2,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $5,000.

On July 29, 2011, the Company sold 5,000 shares of common stock, along with warrants to purchase 2,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $5,000.

On July 29, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On July 27, 2011, the Company converted a total of $500,000 of principal and $15,513 of accrued interest on notes payable to a total of ten individual lenders in exchange for a total of 845,104 shares of common stock. The total fair value of the common stock was $1,014,125 based on the closing price of the Company’s common stock on the date of exchange, resulting in a loss on conversion of $498,612 reported as loss on issuance of common stock for conversion of debts in the statement of operations for the year ended September 30, 2011.

On July 20, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500.

On June 8, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011.

On May 6, 2011, the Company granted 20,000 shares of restricted common stock to a public relations firm to market the Company to investors. The total fair value of the common stock was $20,000 based on the fair value of the services to be performed. The shares were subsequently issued on August 16, 2011.

On May 2, 2011, the Company sold 25,000 shares of common stock, along with warrants to purchase 12,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $25,000. The shares were subsequently issued on August 16, 2011.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 20, 2011, the Company sold 50,000 shares of common stock, along with warrants to purchase 25,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $50,000. The shares were subsequently issued on August 16, 2011.

On April 18, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011.

On April 15, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011.

On April 14, 2011, the Company sold 200,000 shares of common stock, along with warrants to purchase 100,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $200,000. The shares were subsequently issued on August 16, 2011.

On April 13, 2011, the Company sold 100,000 shares of common stock, along with warrants to purchase 50,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $100,000. The shares were subsequently issued on August 16, 2011.

On April 11, 2011, the Company sold 75,000 shares of common stock, along with warrants to purchase 37,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $75,000. The shares were subsequently issued on August 16, 2011.

On April 11, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011.

On April 10, 2011, the Company sold 25,000 shares of common stock, along with warrants to purchase 12,500 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $25,000. The shares were subsequently issued on August 16, 2011.

On April 7, 2011, the Company sold 12,500 shares of common stock, along with warrants to purchase 6,250 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $12,500. The shares were subsequently issued on August 16, 2011.

On April 5, 2011, the Company sold 100,000 shares of common stock, along with warrants to purchase 50,000 shares at $1.20 per share, exercisable for 36 months in exchange for cash proceeds of $100,000. The shares were subsequently issued on August 16, 2011.

On September 30, 2010, the Company sold 17,790,000 shares of its $0.001 par value common stock to its founder and CEO, John Dunn in exchange for proceeds of $17,790.

On September 30, 2010, the Company issued 210,000 shares of its $0.001 par value, common stock in exchange for 100% of the outstanding shares, or 210,000 shares, of common stock in Passionate Pet, Inc. (CA), a California Company owned by both Company’s founder and CEO, John Dunn, per the terms of a stock exchange agreement executed on September 30, 2010.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of September 30, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $3,322,000 and $1,022,000 of federal net operating loss carry forwards at September 30, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$1,162,700	$357,700

Net deferred tax assets before valuation allowance	$1,162,700	$357,700
Less: Valuation allowance	(1,162,700)	(357,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2011 and 2010. The Company had no uncertain tax positions as of September 30, 2011 and 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,	September 30,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 12 – Future Minimum Lease Payments

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $44,962 and $44,962 at September 30, 2011 and 2010, respectively. Accumulated amortization of the leased equipment at September 30, 2011 and 2010 was $12,311 and $5,888, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2011, are as follows:

September 30,	Amount

2012	$12,813
Total minimum payments	12,813
Less amount representing interest	(419)
Present value of net minimum
lease payments	12,394
Less: Current maturities of
Capital lease obligations	(12,394)
Long-term capital lease obligations	$-

We also leased our office space and facility in Irvine, California under a 10-year operating lease expiring October 31, 2019. The lease provided for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $12,389 and culminating in a monthly payment of $35,397 in 2019. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

The Company was in default on its lease payments for its Irvine location, and entered into an amendment on January 26, 2011 to defer collection of base rents for the six month period from January 1, 2011 through June 30, 2011 until the last six months of the lease from February 1, 2019 through and including July 1, 2019 in exchange for payment of $175,390 of unpaid rents, which were subsequently paid in April of 2011. In addition, the lease was amended to provide the Company a one-time right to early termination upon written notice no later than July 1, 2011 subject to an early termination fee of $1,263,613. This election was not chosen. As of September 30, 2011, the Company owed $206,425 of past due rents, which were included in accounts payable. On January 16, 2012, the Company was evicted from this facility and discontinued the operations from this location for failure to pay our scheduled rents. The loss on disposal of this segment has not yet been determined, and the future minimum lease payment obligations are included in their entirety within the table listed below.

We also entered into a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. The Company has the option and right to extend the original term of the lease for two periods of sixty months, commencing on expiration of the original term. Rents have been abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
September 30,	Amount
2012	$741,463
2013	755,622
2014	769,781
2015	770,961
2016	793,344
Thereafter	3,391,671
$7,222,842

Rent expense was $741,100 and $447,381 for the years ended September 30, 2011 and 2010, respectively.

PASSIONATE PET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Commitments and Contingencies

The Company leases its retail and office facility in Irvine, California. As a result of the Company’s default under its debt obligations, as more fully discussed in Notes 3 and 12 to the financial statements, the Company is in default under their lease agreement. The lessor has taken legal action against the Company and filed for, and was awarded, a writ of possession by the court in Orange County, California. As a result, the lessor forced eviction from the premises on January 16, 2012. The Company has recorded the potential liability for all unpaid rents and interest charges, however, we cannot be certain additional costs will not be assessed.

The Company is a defendant in a lawsuit, filed by a former lender alleging breach of contract, which seeks damages totaling $166,669 plus interest from September 30, 2011. The Company has recognized the entire $150,000 of principal and $16,669 of accrued interest related to the promissory note currently in default within these financial statements.

Note 14 – Concentrations

The two largest customers accounted for 16% and 38% of revenues for the years ended September 30, 2011 and 2010, respectively. All of these sales were realized by our discontinued Irvine operations and are no longer part of our ongoing operations as of January 16, 2012. Net sales consisted of the following for the years ended September 30, 2011 and 2010, respectively:

Period Ended	Sales of	Merchandise	Wholesale
September 30,	Services	Sales	Sales	Total Sales

2011	$442,894	$412,669	$165,553	$1,021,116
2010	$236,877	$291,127	$325,985	$ 853,989

Note 15 – Subsequent Events

On January 16, 2012, the Company was evicted from its retail and wholesale distribution business unit located in Irvine, California and discontinued its operations in that location. The Company anticipates the disposal of the net assets of this business unit to be completed by March 31, 2012. The loss on disposal of this segment has not yet been determined. A tax benefit was not recorded on this loss due to limitations on current tax recognition. The results of operations from the Irvine business unit have been retrospectively presented as losses from discontinued operations for the years ended September 30, 2011 and 2010 respectively.

The assets and liabilities of the Irvine facility are comprised of the following at September 30, 2011 and 2010, respectively:

	2011	2010
Assets of discontinued business unit:
Cash	$16,363	$22,105
Inventories	103,645	181,470
Prepaid expenses	7,273	40,577
Property and equipment, net	294,856	425,235
Other assets	38,535	38,535
Total assets	$460,672	$707,922
Liabilities of discontinued business unit:
Accounts payable	$358,828	$123,384
Accrued expenses	75,763	38,237
Deferred rent obligation	355,576	331,681
Officer loan, related party	273,525	206,025
Capital lease obligations payable	12,394	29,324
Short and long term debts	643,355	657,300
Total liabilities	$1,719,441	$1,385,951

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•
As of September 30, 2011, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly. During the audit of our financial statements as of and for the period ended September 30, 2011, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited financial statements.

•
As of September 30, 2011, we did not maintain effective controls over financial reporting. Specifically our inventory tracking system required manual overrides to assure the valuation of inventory is accurate. During the audit of our financial statements as of and for the period ended September 30, 2011, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited financial statements.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

•	We intend to hire additional staff as resources become available to maintain proper segregation of duty; and
•	We intend to utilize the new point of sale system we purchased to rectify the need for manual overrides in our inventory tracking system in our Mission Viejo location.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of January 15, 2012:

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
John Dunn	51	Chief Executive Officer, President, Chief Financial Officer, Secretary, Chairman of the Board of Directors	September 30, 2010

The Director will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

John Dunn has been our sole board of director, chief executive officer and chief financial officer since our inception on September 30, 2010, and is solely responsible for overseeing all aspects of the Company’s management and operations.

Mr. Dunn’s qualifications:
•
Leadership experience – Mr. Dunn has been our chairman and chief executive officer since September 30, 2010 and he is the founder and president of the wholly-owned subsidiary, Passionate Pet, Inc. of Irvine, California, which was formed on April 23, 2009.

•
Finance experience – Mr. Dunn is the founder and president of Passionate Pet, Inc., and was an officer of PETCO Stores from June of 2002 until December of 2008, with responsibility for the total profit and loss of nine districts, comprised of 139 stores in the region. Industry experience – Mr. Dunn was Vice President of Pet Services and Director of Operations for PETCO Stores, in which he was responsible for the Company Pet Services organization comprised of grooming, dog training, pet hospitality and the 3rd party business of vaccination services and pet photography.

•	Education - Mr. Dunn has an M.B.A and a B.S. in Business Administration from Hamilton University.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.” This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Passionate Pet and our stockholders (through stockholder’s derivative suits on behalf of Passionate Pet) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of Passionate Pet or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Passionate Pet, arising out of such person’s services as a director or officer of Passionate Pet, any subsidiary of Passionate Pet or any other company or enterprise to which the person provides services at the request of Passionate Pet. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Passionate Pet pursuant to the foregoing provisions, Passionate Pet has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Audit Committee

We do not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. We intend to increase the size of the Board in the future, at which time we may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor our corporate financial reporting and external audits,  to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

We do not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. We intend to increase the size of the Board in the future, at which time we may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to our executive officer and directors, including stock compensation, and bonus compensation to all employees.

Nominating Committee

We do not have a Nominating Committee and the Board acts in such capacity.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. The text of the code of ethics is incorporated by reference as an exhibit to this annual report. Any waiver of the provisions of the code of ethics for executive officers and directors may be made only by the audit committee once it is created and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

Compliance with Section 16(A) of Exchange Act

We are a “voluntary filer” not subject to the reporting requirements of the Securities Exchange Act of 1934. Therefore, Section 16(a) of the Exchange Act does not require our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC and no such reports have been filed .

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, we consider all relevant factors in determining executive compensation, including the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with compensation packages consisting of a combination of competitive base salary and incentive compensation.

The compensation received by our Named Executive Officer is based primarily on the levels at which we can afford to retain him and his responsibilities and individual contributions. Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers. In the future, our yet to be established, compensation committee and board of directors expect to apply the compensation philosophy and policies described in this section of our annual report.

The primary purpose of the compensation and benefits we consider is to attract, retain, and motivate highly talented individuals who will engage in the behavior necessary to enable us to succeed in our mission, while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of our compensation committee who will make recommendations regarding compensation to our board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to our Named Executive Officer.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our yet to be established, compensation committee and board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation. Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of Passionate Pet’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. For the year ended September 30, 2011, all executive officer base salary decisions were made by, and approved by the Company’s sole Officer and Director, John Dunn. In the future, the board of directors will provide this function. On January 1, 2011, we began paying Mr. Dunn compensation of $162,000 per year.

Incentive Compensation Awards

The Named Executive has not been paid bonuses and we have not yet established a formal compensation policy for the determination of bonuses.

Equity Incentive Awards

We have not yet adopted a Stock Incentive Plan and have no current plans to do so.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officer. We may adopt these plans and confer other fringe benefits for our executive officers in the future as resources become available.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officer or any other executive officer or employee. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our executive officers during the periods indicated:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock & Option Awards(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

John Dunn, Chief Executive Officer	2011	$121,500	$-0-	$-0-	$-0-	$-0-	$-0-	$121,500
	2010	$-0-	$-0-	$17,790	$-0-	$-0-	$-0-	$17,790
	2009	$-0-	$-0-	$210	$-0-	$-0-	$-0-	$210

Officers as a Group	2011	$121,500	$-0-	$-0-	$-0-	$-0-	$-0-	$121,500
	2010	$-0-	$-0-	$17,790	$-0-	$-0-	$-0-	$17,790
	2009	$-0-	$-0-	$210	$-0-	$-0-	$-0-	$210

(1)
The amounts in column (1) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 31, 2011, 2010 and 2009, in accordance with FASB ASC 718-10 of awards of stock and stock options. The fair value presented above represented the par value of founders shares issued in connection with the formation of the entities. Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended September 30, 2011 included in Part II, Item 7, Financial Statements of this Annual Report on Form 10-K.

Employment Agreements

We have not entered into any employment agreements with our executive officer to date. We may enter into employment agreements with him in the future. On January 1, 2011 we began paying Mr. Dunn compensation of $162,000 per year.

Outstanding Equity Awards

None of our executive officers held any unexercised stock options, stock that has not vested, or equity incentive plan awards.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended September 30, 2011.

Director Compensation

We do not compensate our directors, but reimburse them for actual expenses incurred in attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of our issued and outstanding common stock at January 15, 2012. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of January 15, 2012 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 19,565,104 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Passionate Pet, Inc., 27702 Crown Valley Parkway, Suite D-4 #185, Ladera Ranch, California 92694. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name as of January 15, 2012.

Name, Title, and	Number of Shares	Percentage
Address of Stockholder	Beneficially Owned (1)	Ownership

John Dunn, Chief Executive Officer and Chairman	10,000,000	51.1%

All Current Directors and Executive Officers as a Group (1 person)	10,000,000	51.1%

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of January 15, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, our founder and CEO, John Dunn, has advanced loans to us for operations at an 8% interest rate, due on demand. The principal balances due were $253,025 and $206,025 at June 30, 2011 and September 30, 2010, respectively. In addition, accrued interest of $29,205 and $15,679 was outstanding at June 30, 2011 and September 30, 2010, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC, Certified Public Accountants is our principal auditing accountant firm. The audit committee ratified the engagement of M&K before M&K rendered audit services to us.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

M&K Fees for the Fiscal Years Ended September 30:

	2011	2010

Audit Fees(1)	$53,150	$-
Audit Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
	$53,150	$-

(1)
Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. Audit expenses are recognized when the services are performed, as opposed to the period being tested.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy in the future is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1	Stock Exchange Agreement(1)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Certificate of Designation(1)
10.1	Lease Agreement dated June 2, 2009, by and between GRE Irvine Tech Center One LP. and Passionate Pet, Inc.(1)
10.2	Lease Agreement dated February 1, 2011, by and between 25262 El Paseo, LLC and Passionate Pet, Inc. (1)
10.3	SBA Loan Agreement (1)
10.4	John Dunn Loan Agreement (1)
10.5	Bruce and Kathy Renner Loan Agreement (1)
10.6	Carlin Axelrod Loan Agreement (1)
14.1	Code of Ethics*
21.1	List of Subsidiaries(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a). promulgated under the Securities and Exchange Act of 1934, as amended*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on December 8, 2010, as amended (Registration No. 333-171041).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ John Dunn	Dated: January 20, 2012
John Dunn, Director, Chief Executive Officer, and Chief Financial Officer
(Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)