Form 10-Q
period 2011-12-31
Passionate Pet, Inc.
filed 2012-02-21
CIK 1507103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2011.

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to _________.

Commission file number: 333-171041

Passionate Pet, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4135824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27702 Crown Valley Parkway, Suite D-4 #185 Ladera Ranch, CA	92694
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock on February 21, 2012 was 19,565,104.

PASSIONATE PET, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Passionate Pet, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2011	2011
Assets

Current assets:
Cash	$10,621	$17,711
Inventories	84,871	103,645
Prepaid expenses	9,120	17,273
Total current assets	104,612	138,629

Property and equipment, net	713,145	747,084

Other assets:
Security deposits	3,138	81,113

Total Assets	$820,895	$966,826

Liabilities and Stockholder's (Deficit)

Current liabilities:
Accounts payable	$743,412	$557,791
Accrued expenses	42,139	41,398
Accrued expenses, related party	39,956	34,365
Deferred rent obligation	525,374	524,782
Officer loan, related party	279,525	273,525
Current maturities of capital lease obligations payable	7,926	12,394
Short term debts	631,961	643,355
Total current liabilities	2,270,293	2,087,610

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 90,000,000 shares authorized; 19,565,104 shares issued and outstanding	19,565	19,565
Additional paid in capital	1,942,350	1,942,350
Accumulated (deficit)	(3,411,313)	(3,082,699)
Total Stockholders' Equity (Deficit)	(1,449,398)	(1,120,784)

Total Liabilities and Stockholders' Equity (Deficit)	$820,895	$966,826

See accompanying notes to financial statements

Passionate Pet, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	ended December 31,
	2011	2010
Revenue:
Sales	$–	$–

Expenses:
Rent and occupancy costs	121,379	–
General and administrative	1,680	–
Professional fees	17,729	–
Total operating expenses	140,788	–

Net operating (loss)	(140,788)	–

Loss from continuing operations	(140,788)	–

Discontinued operations:
Loss from operations of discontinued Irvine component	(187,826)	(283,566)

Net (loss)	$(328,614)	$(283,566)

Basic and fully diluted net (loss) per share:
Basic and fully diluted net (loss) per share from continuing operations	$(0.01)	$–
Basic and fully diluted net (loss) per share from discontinued operations	(0.01)	(0.02)
Basic and fully diluted net (loss) per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and fully diluted	19,565,104	18,000,000

See accompanying notes to financial statements

Passionate Pet, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	ended December 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(328,614)	$(283,566)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	33,939	16,056
Decrease (increase) in assets:
Inventories	18,774	(27,011)
Prepaid expenses	8,153	35,704
Security deposits	77,975	–
Increase (decrease) in liabilities:
Accounts payable	185,621	87,076
Accrued expenses	741	9,464
Accrued expenses, related party	5,591	5,096
Deferred rent obligation	592	17,213
Capital lease obligations payable	(4,468)	(4,095)
Net cash used in operating activities	(1,696)	(144,063)

Cash flows from financing activities
Proceeds from notes payable	–	525,000
Proceeds from officer loan, related party	6,000	50,000
Repayments on notes payable	(11,394)	(10,735)
Net cash provided by (used in) financing activities	(5,394)	564,265

Net increase (decrease) in cash	(7,090)	420,202
Cash - beginning	17,711	22,105
Cash - ending	$10,621	$442,307

Supplemental disclosures:
Interest paid	$7,072	$8,165
Income taxes paid	$–	$–

See accompanying notes to financial statements

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2011 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Inventories

Inventories are stated at the lower of cost (average cost) or market (net realizable value) and consist of the following:

	December 31,	September 30,
	2011	2011

Goods available for sale	$84,871	$103,645

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

Segment Reporting

FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. As of December 31, 2011, we only had one retail store that sold retail and bulk sales of pet supplies, and provide services such as, pet grooming and boarding services. Another retail location has been under renovation and is expected to continue when funds become available.

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

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $-0- and $10,833 for the three months ended December 31, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There were no share-based payments to employees, or otherwise, for the periods presented.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2011 the Company had no uncertain tax positions.

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, we discontinued our operations in our Irvine location, have incurred recurring losses from operations resulting in an accumulated deficit of ($3,411,313), and as of December 31, 2011, our current liabilities exceeded its current assets by $2,165,681. In addition, we are currently in default on our lease for our only remaining retail location. These factors raise substantial doubt about our ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, we are currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Discontinued Operations

On January 16, 2012, the Company was evicted from its retail and wholesale distribution business unit located in Irvine, California and decided to discontinue its operations in that location. The Company decided to dispose of this business unit primarily because it has incurred significant operating losses in each of the last two years as the operations could not generate enough revenues to satisfy the significant rent and occupancy costs in the last two years. The Company anticipates the disposal of the net assets of this business unit to be completed by March 31, 2012. The loss on disposal of this segment has not yet been determined. A tax benefit was not recorded on this loss due to limitations on current tax recognition. The results of operations from the Irvine business unit have been retrospectively presented as losses from discontinued operations as presented below for the three months ended December 31, 2011 and 2010, respectively:

	For the three months ended
	December 31,
	2011	2010
Revenue:
Sales of services	$137,547	$94,219
Discounts on sales of services	(3,029)	(66)
Merchandise sales	85,465	102,283
Discounts on merchandise sales	–	(3,002)
Wholesale sales	–	28,253
Total net revenues	219,983	221,687
Cost of merchandise sales and occupancy costs	274,801	243,614
Cost of services sales	20,775	46,124
Gross (loss)	(75,593)	(68,051)

Expenses:
Advertising	25	10,833
General and administrative	16,996	28,681
Professional fees	12,250	97,038
Salaries and wages	66,694	10,417
Total operating expenses	95,965	146,969

Net operating (loss)	(171,558)	(215,020)

Other income (expense):
Interest income	–	10
Interest expense and financing costs	(16,268)	(68,556)
Total other income (expense)	(16,268)	(68,546)

Loss on discontinued operations	$(187,826)	$(283,566)

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with Accounting Standard Classification (“ASC”) Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, depreciation on these abandoned assets was determined based on their adjusted useful lives as a change in accounting estimate. Leasehold improvements and equipment surrendered pursuant to the eviction were fully depreciated as of December 31, 2011, and depreciation expense of $22,036 was recognized for the three months ended December 31, 2011.

The carrying value of the assets and liabilities of the discontinued operations were comprised of the following at December 31, 2011 and 2010, respectively:

	2011	2010
Assets of discontinued business unit:
Cash	$9,732	$442,307
Inventories	84,871	208,481
Prepaid expenses	4,849	4,873
Property and equipment, net	260,917	409,179
Other assets	3,138	38,535
Total assets	$363,507	$1,103,375
Liabilities of discontinued business unit:
Accounts payable	$465,587	$210,460
Accrued expenses	82,095	52,797
Deferred rent obligation	355,215	348,894
Officer loan, related party	279,525	256,025
Capital lease obligations payable	7,926	25,229
Short and long term debts	631,961	1,171,565
Total liabilities	$1,822,309	$2,064,970

Note 4 – Related Party

From time to time, the Company’s founder and CEO, John Dunn has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $279,525 and $273,525 at December 31, 2011 and September 30, 2011, respectively. In addition, accrued interest of $34,365 and $39,956 existed at December 31, 2011 and September 30, 2011, respectively.

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

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	September 30,
	2011	2011

Furniture and fixtures	$321,836	$321,836
Machinery and equipment	56,776	56,776
Software and hardware	125,130	125,130
Leasehold improvements	432,540	432,540
Assets held under capital leases	44,962	44,962
	981,244	981,244
Less accumulated depreciation and amortization	(268,099)	(234,160)
	$713,145	$747,084

Depreciation and amortization expense totaled $33,939 and $16,056 for the three months ended December 31, 2011 and 2010, respectively.

Note 7 – Officer Loan, Related Parties

Officer loan consisted of the following at December 31, 2011 and September 30, 2011, respectively:

	December 31,	September 30,
	2011	2011

Unsecured promissory note to John Dunn, founder and CEO, carries an 8% interest rate, due on demand	$279,525	$273,525

The Company recorded interest expense in the amount of $5,591 and $5,096 related to the officer loan for the three months ended December 31, 2011 and 2010, respectively.

Note 8 – Notes Payable

Notes payable consisted of the following at December 31, 2011 and September 30, 2011, respectively:

	December 31,	September 30,
	2011	2011

Small Business Administration (SBA) loan, carries a variable interest rate of 2.75% above prime, secured by all inventory, chattel paper, accounts, equipment, and general intangibles, as well as, a personal guarantee by the CEO, John Dunn, and an assignment of a life insurance policy in the amount of $512,300, maturing on August 26, 2019. Interest only due and payable monthly for the first twelve (12) months (until August 31, 2010), and interest and principal amortized equally over the remaining term of the loan thereafter. Currently in default due to our material adverse change in financial condition related to our discontinued operations on January 16, 2012	$452,064	$463,458

Unsecured promissory note, originated on May 11, 2010, carries an 8% interest rate, matured on May 11, 2011 and extended to September 15, 2011. Currently in default	150,000	150,000

Unsecured promissory note, originated on August 18, 2011, carries an 8% interest rate, matured on October 15, 2011. Currently in default	29,897	29,897
Total long term debt	631,961	643,355
Less: current maturities	631,961	643,355
Long term debt	$–	$–

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded interest expense on notes payable in the amount of $11,624 and $18,426 for the three months ended December 31, 2011 and 2010, respectively. Interest expense is included in the loss from operations of discontinued Irvine component on the statement of operations as the financing was used to renovate the leased property and maintain the operations in our Irvine retail facility.

Note 9 – Changes in Stockholders’ Equity (Deficit)

The Company has authorized 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Common Stock

No shares of common stock or preferred stock were issued during the three months ended December 31, 2011 or 2010, respectively.

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $3,901,000 and $3,322,000 of federal net operating loss carry forwards at December 31, 2011 and September 30, 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	December 31,	September 30,
	2011	2011
Deferred tax assets:
Net operating loss carry forwards	$1,365,350	$1,162,700

Net deferred tax assets before valuation allowance	$1,365,350	$1,162,700
Less: Valuation allowance	(1,365,350)	(1,162,700)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and September 30, 2011, respectively. The Company had no uncertain tax positions as of December 31, 2011 and 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	September 30,
	2011	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 11 – Future Minimum Lease Payments

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $44,962 and $44,962 at December 31, 2011 and September 30, 2011, respectively. Accumulated amortization of the leased equipment at December 31, 2011 and September 30, 2011 was $13,917 and $12,311, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Passionate Pet, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2011, are as follows:

December 31,	Amount

2012	$8,106
Total minimum payments	8,106
Less amount representing interest	(180)
Present value of net minimum
lease payments	7,926
Less: Current maturities of
Capital lease obligations	(7,926)
Long-term capital lease obligations	$–

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

The Company was in default on its lease payments for its Irvine location, and entered into an amendment on January 26, 2011 to defer collection of base rents for the six month period from January 1, 2011 through June 30, 2011 until the last six months of the lease from February 1, 2019 through and including July 1, 2019 in exchange for payment of $175,390 of unpaid rents, which were subsequently paid in April of 2011. In addition, the lease was amended to provide the Company a one-time right to early termination upon written notice no later than July 1, 2011 subject to an early termination fee of $1,263,613. This election was not chosen. As of December 31, 2011, the Company owed $289,944 of past due rents, which were included in accounts payable. On January 16, 2012, the Company was evicted from this facility and discontinued the operations from this location for failure to pay our scheduled rents. The loss on disposal of this segment has not yet been determined, and the future minimum lease payment obligations are included in their entirety within the table listed below.

We also entered into a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. The Company has the option and right to extend the original term of the lease for two periods of sixty months, commencing on expiration of the original term. Rents were abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets. We are in default with respect to the terms of the Mission Viejo lease as well, so there can be no assurance that this lease will still be available to us if we do not raise the funds necessary to bring our lease current. We currently still have access to this location and the landlord has not pursued any actions against us, but there can be no assurance that we don’t get evicted from this location as well.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
September 30,	Amount
2012	$556,982
2013	755,622
2014	769,781
2015	770,961
2016	793,344
Thereafter	3,391,671
$7,038,361

Rent expense was $227,362 and $112,945 for the three months ended December 31, 2011 and 2010, respectively.

Note 12 – Commitments and Contingencies

The Company leased its retail and office facility in Irvine, California. As a result of the Company’s default under its debt obligations, as more fully discussed in Notes 3 and 11 to the financial statements, the Company is in default under their lease agreement. The lessor has taken legal action against the Company and filed for, and was awarded, a writ of possession by the court in Orange County, California. As a result, the lessor forced eviction from the premises on January 16, 2012. The Company has recorded the potential liability for all unpaid rents and interest charges, however, we cannot be certain additional costs will not be assessed.

We are in default with respect to the terms of our lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease expiring June 30, 2021. The lease covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. We have the option and right to extend the original term of the lease for two periods of sixty months, commencing on expiration of the original term. Rents were abated until September 1, 2011. The Company is also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). We are in default with respect to the terms of this lease as well, so there can be no assurance that this lease will still be available to us if we do not raise the funds necessary to bring our lease current. We currently still have access to this location and the landlord has not pursued any actions against us, but there can be no assurance that we don’t get evicted from this location as well if we don’t remedy the default. We have assets with a net book value of $452,228 on our balance sheet as of December 31, 2011 that could be lost if the landlord were to evict us from this property.

The Company is a defendant in a lawsuit, filed by a former lender alleging breach of contract, which seeks damages totaling $166,669 plus interest from September 30, 2011. The Company has recognized the entire $150,000 of principal related to the promissory note currently in default within these financial statements. In addition, we continue to recognize accrued interest on the debt, in the amount of $19,669 as of December 31, 2011.

Note 13 – Subsequent Events

On January 16, 2012, the Company was evicted from its retail and wholesale distribution business unit located in Irvine, California and discontinued its operations in that location. The Company anticipates the disposal of the net assets of this business unit to be completed by March 31, 2012. The loss on disposal of this segment has not yet been determined. A tax benefit was not recorded on this loss due to limitations on current tax recognition. The results of operations from the Irvine business unit have been retrospectively presented as losses from discontinued operations for the three months ended December 31, 2011 and 2010 respectively.

The assets and liabilities of the Irvine facility are comprised of the following at December 31, 2011 and 2010, respectively:

	2011	2010
Assets of discontinued business unit:
Cash	$9,732	$442,307
Inventories	584,871	208,481
Prepaid expenses	4,849	4,873
Property and equipment, net	260,917	409,179
Other assets	3,138	38,535
Total assets	$363,507	$1,103,375
Liabilities of discontinued business unit:
Accounts payable	$465,587	$210,460
Accrued expenses	82,095	52,797
Deferred rent obligation	355,215	348,894
Officer loan, related party	279,525	256,025
Capital lease obligations payable	47,926	25,229
Short and long term debts	631,961	1,171,565
Total liabilities	$822,309	$2,064,970

On January 18, 2012 the Company received $32,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate, matures on October 23, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty one percent (51%) of the average of the lowest three trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a 22% interest rate in the event of default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

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

Overview and Outlook

We operated a retail pet store which offered a combination of premium pet food and supplies. Our retail operations carried products that included pet grooming, pet day care, pet food, toys, novelty items, and books. We offered customers a full range of assorted pet related products at competitive prices. We have incurred operating losses since inception on April 23, 2009. On January 16, 2012, our lessor evicted us from our offices and retail store in Irvine, California. Our revenues could no longer support our extensive occupancy costs and we decided to discontinue operations in our one operating location. We plan to move our offices to the Mission Viejo, California store once resources become available to continue renovation of the leased facility. We are in default with respect to the terms of the Mission Viejo lease as well, however, so there can be no assurance that this lease will still be available to us if we do not raise the funds necessary to bring our lease current.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010:

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

	For the Three	For the Three
	Months Ended	Months Ended	Increase /
	December 31, 2011	December 31, 2010	(Decrease)
Revenue:	$–	$–	$–

Expenses:
Rent and occupancy costs	121,379	–	121,379
General and administrative	1,680	–	1,680
Professional fees	17,729	–	17,729
Total operating expenses	140,788	–	140,788

Net operating (loss)	(140,788)	–	140,788

Loss from continuing operations	$(140,788)	$–	$140,788

Revenues:

We only operated one retail store through December 31, 2011, which was subsequently closed on January 16, 2012 pursuant to the eviction notice from our landlord. As such, there were no comparative revenues from continued operations to present during the three months ended December 31, 2011 and 2010, and historical revenues from discontinued operations are no longer meaningful.

Expenses:

Due to the discontinued operations of our single retail location, there were no comparative expenses from continued operations to present during the three months ended December 31, 2010. The expenses incurred from continued operations for the three months ended December 31, 2011 relate entirely to expenses incurred in the development of a second retail location in Mission Viejo, California and the support of our corporate structure as a public company.

Rent and occupancy costs:

Rent and occupancy costs were $121,379 for the three months ended December 31, 2011 as incurred under a non-cancelable 10.5-year operating lease on our new facility in development in Mission Viejo, California expiring June 30, 2021. The lease, covering 25,000 square feet commenced on February 1, 2011 and ends on June 30, 2021, with annual rents initially of $412,500 in monthly installments of $33,333, increasing by 12% every five years. Rents were abated until September 1, 2011 while the location is being renovated to accommodate the planned operations. We are also obligated for related occupancy costs including property taxes, insurance and maintenance. The lease contains provisions for future rent increases, rent free periods, and periods in which rent payments were reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

General and administrative:

General and administrative expenses were $1,680 for the three months ended December 31, 2011, consisting of approximately $1,000 of stock services and filing fees, $550 of license and registration costs, and $130 of bank charges.

Professional fees:

Professional fees were $17,729 for the three months ended December 31, 2011, comprised of legal and accounting fees.

Net operating loss:

Net operating loss for the three months ended December 31, 2011 was $140,788 or $(0.01) per share.

Net loss from continued operations:

The net loss from continued operations for the three months ended December 31, 2011 was $140,788 or $(0.01) per share. Net loss from continued operations consisted primarily of rent and occupancy costs incurred from a lease on our new facility in development in Mission Viejo, California under a non-cancelable 10.5-year operating lease and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2011 compared to September 30, 2011.

	December 31, 2011	September 30, 2011
Total Assets	$820,895	$966,826

Accumulated (Deficit)	$(3,411,313)	$(3,082,699)

Stockholders’ Equity (Deficit)	$(1,449,398)	$(1,120,784)

Working Capital (Deficit)	$(2,165,681)	$(1,948,981)

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our premium pet food and supply stores. As of December 31, 2011, we had a working capital (deficit) of ($2,165,681).

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, debt financings. During the three months ended December 31, 2011 we received proceeds of $6,000 on short term loans from our CEO, John Dunn. We utilized these funds to pay a legal invoice to our former securities attorney. We do not have sufficient funds to finance our operations at their current level for the next twelve months.

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

As of December 31, 2011, our balance of cash on hand was $10,621. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We anticipate the purchase of significant property and equipment as funds become available to complete renovations on a retail store leased in Mission Viejo, CA. We estimate that an additional $750,000 will be required to complete the leasehold improvements to the facility and open the door to the general public. Renovation has currently been halted.

Significant changes in the number of employees.

As of December 31, 2011, we had fifteen employees, in addition to our chief executive officer, John Dunn. We subsequently laid off all fifteen of these employees when we were evicted from our Irvine location on January 16, 2012. We intend to re-hire some of these employees and hire additional employees if we are able to open a new retail store leased in Mission Viejo, CA. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

On or about October 4, 2011, we and our Chief Executive Officer, John J. Dunn, were served with a Complaint that had been filed with the Superior Court of the State of California, County of Orange, Central Justice Center – General Civil, by Bruce Renner and Cathy Renner as Plaintiffs for: (1) Breach of Written Contract; (2) Fraud; (3) Money Had and Received; and (4) Common Counts seeking damages of approximately $166,167. The Answer to this Complaint was due and filed on November 3, 2011. We have recognized the entire $150,000 of principal related to the promissory note currently in default within these financial statements. In addition, we continue to recognize accrued interest on the debt, in the amount of $19,669 as of December 31, 2011.

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

None.

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

Date: February 21, 2012

Passionate Pet, Inc. /s/ John Dunn John Dunn Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

